Form 10-Q
period 2020-06-30
SP Plus Corp
filed 2020-08-10
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2020
Common Stock, $0.001 par value per share	23,086,792	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share data)	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$18.1	$24.1
Notes and accounts receivable, net	100.3	162.3
Prepaid expenses and other	16.1	24.7
Total current assets	134.5	211.1
Leasehold improvements, equipment and construction in progress, net	48.5	47.9
Right-of-use assets	261.8	431.7
Goodwill	585.8	586.0
Other intangible assets, net	140.7	152.2
Equity investments in unconsolidated entities	10.1	10.2
Deferred taxes	43.0	10.6
Other assets, net	31.0	29.9
Total noncurrent assets	1,120.9	1,268.5
Total assets	$1,255.4	$1,479.6
Liabilities and stockholders’ equity
Accounts payable	$99.1	$115.3
Accrued and other current liabilities	97.2	121.4
Short-term lease liabilities	97.8	115.2
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	16.2	17.9
Total current liabilities	310.3	369.8
Long-term borrowings, excluding current portion	350.2	351.1
Long-term lease liabilities	266.3	327.7
Other noncurrent liabilities	62.9	57.1
Total noncurrent liabilities	679.4	735.9
Total Liabilities	$989.7	$1,105.7
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 25,056,869 and 23,022,127 shares issued and outstanding as of June 30, 2020 and 24,591,127 issued and 22,950,360 outstanding as of December 31, 2019, respectively	—	—
Treasury stock, at cost; 2,034,742 and 1,640,767 shares as of June 30, 2020 and December 31, 2019, respectively	(70.6)	(55.3)
Additional paid-in capital	258.9	262.6
Accumulated other comprehensive loss	(5.6)	(2.7)
Retained earnings	84.3	169.5
Total SP Plus Corporation stockholders’ equity	267.0	374.1
Noncontrolling interest	(1.3)	(0.2)
Total stockholders’ equity	265.7	373.9
Total liabilities and stockholders’ equity	$1,255.4	$1,479.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Services revenue
Lease type contracts	$30.2	$105.2	$111.9	$203.0
Management type contracts	62.8	129.9	199.9	262.8
	93.0	235.1	311.8	465.8
Reimbursed management type contract revenue	110.4	179.1	301.3	357.8
Total services revenue	203.4	414.2	613.1	823.6
Cost of services
Lease type contracts	43.1	91.8	123.3	181.5
Management type contracts	46.6	81.4	137.9	169.2
	89.7	173.2	261.2	350.7
Reimbursed management type contract expense	110.4	179.1	301.3	357.8
Lease impairment	16.7	—	94.2	—
Total cost of services	216.8	352.3	656.7	708.5
Gross profit
Lease type contracts	(12.9)	13.4	(11.4)	21.5
Management type contracts	16.2	48.5	62.0	93.6
Lease impairment	(16.7)	—	(94.2)	—
Total gross profit	(13.4)	61.9	(43.6)	115.1
General and administrative expenses	22.8	27.7	43.5	54.8
Depreciation and amortization	7.9	7.3	15.4	14.5
Impairment of intangible assets	3.7	—	3.7	—
Operating (loss) income	(47.8)	26.9	(106.2)	45.8
Other expense (income)
Interest expense	5.3	4.9	9.7	9.9
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Other expenses	0.2	—	0.2	—
Gain on sale of other investments	—	—	(0.3)	—
Total other expenses	5.4	4.8	9.4	9.7
(Loss) earnings before income taxes	(53.2)	22.1	(115.6)	36.1
Income tax (benefit) expense	(13.4)	5.8	(30.2)	8.9
Net (loss) income	(39.8)	16.3	(85.4)	27.2
Less: Net (loss) income attributable to noncontrolling interest	(0.7)	1.1	(0.2)	1.4
Net (loss) income attributable to SP Plus Corporation	$(39.1)	$15.2	$(85.2)	$25.8
Common stock data
Net (loss) income per common share
Basic	$(1.86)	$0.68	$(4.05)	$1.15
Diluted	$(1.86)	$0.68	$(4.05)	$1.14
Weighted average shares outstanding
Basic	20,972,057	22,382,139	21,062,495	22,445,825
Diluted	20,972,057	22,532,213	21,062,495	22,600,107

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income	$(39.8)	$16.3	$(85.4)	$27.2
Change in fair value of interest rate collars	0.2	(0.8)	(2.6)	(0.8)
Foreign currency translation (loss) gain	(0.1)	(0.1)	(0.3)	0.1
Comprehensive (loss) income	(39.7)	15.4	(88.3)	26.5
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.7)	1.1	(0.2)	1.4
Comprehensive (loss) income attributable to SP Plus Corporation	$(39.0)	$14.3	$(88.1)	$25.1

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Six months ended June 30, 2019 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	10.6	—	0.3	10.9
Foreign currency translation	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock units	7,518	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.4	—	—	—	—	0.4
Treasury stock	—	—	—	—	—	(2.3)	—	(2.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2019	22,853,588	$—	$258.0	$(2.2)	$131.3	$(9.8)	$(0.3)	$377.0
Net income	—	—	—	—	15.2	—	1.1	16.3
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	(0.8)	—	—	—	(0.8)
Issuance of stock grants	14,076	—	0.5	—	—	—	—	0.5
Issuance of restricted stock units	11,745	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.0	—	—	—	—	1.0
Treasury stock	—	—	—	—	—	(11.3)	—	(11.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance at June 30, 2019	22,879,409	$—	$259.5	$(3.1)	$146.5	$(21.1)	$0.1	$381.9

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Six months ended June 30, 2020 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net (loss) income	—	—	—	—	(46.1)	—	0.5	(45.6)
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Change in fair value of interest rate collars	—	—	—	(2.8)	—	—	—	(2.8)
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(2.9)	—	—	—	—	(2.9)
Treasury stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	22,997,061	$—	$259.7	$(5.7)	$123.4	$(70.6)	$(0.2)	$306.6
Net loss	—	—	—	—	(39.1)	—	(0.7)	(39.8)
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	25,066	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	0.4	—	—	—	—	0.4
Noncontrolling interest buyout	—	—	(1.7)	—	—	—	—	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	$23,022,127	$—	$258.9	$(5.6)	$84.3	$(70.6)	$(1.3)	$265.7

Note: Amounts may not foot due to rounding.

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019
Operating activities
Net (loss) income	$(85.4)	$27.2
Adjustments to reconcile net (loss) income to net cash provided by operations:
Impairment	97.9	—
Depreciation and amortization	15.1	15.1
Non-cash stock-based compensation	(2.0)	1.8
Provisions for credit losses on accounts receivable	5.6	0.3
Deferred income taxes	(31.4)	1.0
Other	1.4	(0.1)
Changes in operating assets and liabilities
Notes and accounts receivable	56.4	(11.8)
Prepaid and other current assets	8.5	3.5
Accounts payable	(16.2)	(2.7)
Accrued liabilities and other	(23.9)	(13.0)
Net cash provided by operating activities	26.0	21.3
Investing activities
Purchases of leasehold improvements and equipment	(8.0)	(4.2)
Proceeds from sale of other investments and equipment	0.7	0.2
Cost of contracts purchased	(1.3)	(1.4)
Net cash used in investing activities	(8.6)	(5.4)
Financing activities
Payments on credit facility revolver	(326.4)	(239.3)
Proceeds from credit facility revolver	328.4	227.4
Payments on credit facility term loan	(5.6)	(5.6)
Payments on other long-term borrowings	(3.3)	(1.0)
Distributions to noncontrolling interest	(0.9)	(1.4)
Repurchases of common stock	(15.3)	(13.6)
Net cash used in financing activities	(23.1)	(33.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Decrease in cash and cash equivalents	(6.0)	(17.6)
Cash and cash equivalents at beginning of year	24.1	39.9
Cash and cash equivalents at end of period	$18.1	$22.3
Supplemental disclosures
Cash paid (refund received) during the period for
Interest	$8.7	$9.3
Income taxes	$(0.1)	$7.9

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2020. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 20, 2020 with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.2 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and makes adjustments to the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of June 30, 2020 and December 31, 2019 the Company's allowance for doubtful accounts was $5.0 million and $1.9 million, respectively.

Transactions affecting the allowance for doubtful accounts receivable during the six months ended June 30, 2020 and year ended December 31, 2019 were as follows:

(millions) (unaudited)	June 30, 2020	December 31, 2019
Beginning Balance	$1.9	$1.0
Provision for credit losses	5.6	2.1
Write offs and other	(2.5)	(1.2)
Ending Balance	$5.0	$1.9

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.2 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and were $0.8 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of advances and deposits and cost of contracts, net, as of June 30, 2020 and December 31, 2019.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of accrued rent, compensation, payroll withholdings, property, payroll and other taxes, insurance, and other accrued liabilities as of June 30, 2020 and December 31, 2019.

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

If the Company does not elect to perform a qualitative assessment, it can voluntarily proceed directly to Step 1. As of January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the results of the first step. In Step 1, the Company performs a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired, and the Company is not required to perform further testing. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting stay at home orders issued by local governments were impacting certain of the Company's businesses. These factors have significantly impacted the hospitality and travel industries, as well as overall consumer discretionary spending.

Due to the impacts of COVID-19, revenues for certain markets in which we operate have dropped significantly and were below revenues assumed in our annual impairment testing. The Company does not know how long the impacts of COVID-19 will impact the results of the Company.  As a result of the impact of COVID-19 on the Company's expected future operating cash flows, the Company completed an assessment of goodwill impairment as of June 30, 2020 and concluded that it was more likely than not that the estimated fair values of each of the Company’s reporting units exceeded their carrying amount of net assets assigned to each reporting unit. As a result, goodwill was not impaired. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

As a result of the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred related to the Company’s intangible assets. Accordingly, the Company analyzed undiscounted cash flows for certain intangible assets as of June 30, 2020. Based on that undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain intangible assets and therefore as of June 30, 2020, certain intangible assets were impaired. See Note 6. Other Intangible Assets, net in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

As a result of the impact of COVID-19 on the Company's expected future operating cash flows, we determined certain impairment testing triggers had occurred for ROU assets associated with certain operating leases. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Income taxes

Deferred tax assets increased $32.4 million to $43.0 million as of June 30, 2020 compared to $10.6 million as of December 31, 2019.  The increase in deferred tax assets is due to the decrease in deferred tax liabilities related to the impairment of ROU assets during the six months ended June 30, 2020, as well as an increase in deferred tax assets related to the deferral of FICA taxes resulting from the Coronavirus Aid, Relief, & Economic Security (CARES) Act during the six months ended June 30, 2020.  The current tax liability also increased as of June 30, 2020 as compared to December 31, 2019 due to the impairment of ROU assets and the deferral of FICA taxes as a result of the CARES Act.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the six months ended June 30, 2020, the Company adopted the following ASUs with no material impact on the Condensed Consolidated Financial Statements:

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

2. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within our leased parking facilities.

The Company accounts for leases in accordance with Topic 842. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The ROU asset includes cumulative prepaid or accrued rent, as well as lease incentives, initial direct costs and acquired lease contracts. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases are not recorded on the balance sheet.

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

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups. Accordingly, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets during the six months ended June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The fair value of ROU assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to the net carrying values, and, as a result, ROU assets held and used with a carrying amount of $267.8 million were determined to have a fair value of $173.6 million resulting in an impairment charge of $94.2 million in the Commercial segment. The impairment charges of $16.7 million and $94.2 million for the three and six months ended June 30, 2020, respectively, are included within Lease impairment in the Condensed Consolidated Statements of Income. No lease impairment charges were recognized during the three and six months ended June 30, 2019.

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to the COVID-19 pandemic, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and has also elected not to apply modification guidance under ASC 842. These concessions will be recognized as a reduction of rent expense in the month they occur and will be recorded within Cost of parking services within the Condensed Consolidated Statements of Income. During the three months ended June 30, 2020, as a result of the ongoing COVID-19 pandemic, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $8.9 million related to rent concessions as a reduction to cost of services during the three and six months ended June 30, 2020.

Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Costs associated with the right to use the infrastructure on these arrangements are recorded as a reduction of revenue. During the three months ended June 30, 2020, as a result of the ongoing COVID -19 pandemic, the Company was able to negotiate cost reductions with certain entities.  As a result, the Company recorded $18.3 million related to such cost reductions during the three and six months ended June 30, 2020. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and classification on the Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 were as follows:

(millions) (unaudited)	Classification	June 30, 2020	December 31, 2019
Assets
Operating	Right-of-use assets	$261.8	$431.7
Finance	Leasehold improvements, equipment and construction in progress, net	22.0	18.6
Total leased assets		$283.8	$450.3
Liabilities
Current
Operating	Short-term lease liabilities	$97.8	$115.2
Finance	Current portion of long-term obligations under credit facility and other long-term borrowings	4.1	3.1
Noncurrent
Operating	Long-term lease liabilities	266.3	327.7
Finance	Other long-term borrowings	17.9	15.6
Total lease liabilities		$386.1	$461.6

The components of lease cost and classification in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended		Six Months Ended
(millions) (unaudited)	Classification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost (a)	Cost of services - lease type contracts	$25.2	$60.1	$60.8	$118.4
Short-term lease (a)	Cost of services - lease type contracts	5.4	9.1	14.2	17.9
Variable Lease	Cost of services - lease type contracts	1.9	15.3	9.7	28.4
Operating lease cost		32.5	84.5	84.7	164.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.8	0.3	1.5	0.8
Interest on lease liabilities	Interest expense	0.3	0.2	0.5	0.4
Lease impairment	Lease impairment	16.7	—	94.2	—
Net lease cost		$50.3	$85.0	$180.9	$165.9

(a) Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively, compared to $1.0 million and $2.3 million for the three and six months ended June 30, 2019, respectively.

Sublease income was $0.4 million during the three months ended June 30, 2020 and 2019, and $0.8 million and $1.1 million during the six months ended June 30, 2020 and 2019, respectively.

The Company has not entered into operating lease arrangements as of June 30, 2020 that commence in future periods.

Maturities of lease liabilities, lease term, and discount rate information as of June 30, 2020 were as follows:

(millions) (unaudited)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2020	$62.3	$2.5	$64.8
2021	95.5	5.0	100.5
2022	77.2	4.5	81.7
2023	54.2	3.6	57.8
2024	37.9	2.4	40.3
After 2024	90.3	6.5	96.8
Total lease payments	417.4	24.5	441.9
Less: Imputed interest	53.3	2.5	55.8
Present value of lease liabilities	$364.1	$22.0	$386.1
Weighted-average remaining lease term (years)	5.4	6.2
Weighted-average discount rate	5.0%	4.6%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$70.8	$90.5
Operating cash flows related to interest on finance leases	0.5	0.4
Financing cash flows related to finance leases	1.7	1.0
Leased assets obtained in exchange for new operating liabilities	9.2	29.2
Leased assets obtained in exchange for new finance lease liabilities	4.9	3.6

3. Acquisition, Restructuring and Integration Costs

Acquisition, Restructuring and Integration Costs

The Company has incurred certain acquisition, restructuring and integration costs that were expensed as incurred, which include:

•

Costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2020 and 2019 (included within Cost of services and General and administrative expenses within the Condensed Consolidated Statements of Income);

•

Transaction costs and other acquisition related costs (primarily professional services and advisory services, as well as write-offs of aged receivables incurred prior to acquisition) primarily related to the Bags acquisition incurred during the three and six months ended June 30, 2019 (included within General and administrative expenses within the Consolidated Statements of Income) and;

•

Consulting costs for integration-related activities related to the Bags acquisition incurred during the three and six months ended June 30, 2019 (included within General and administrative expenses within the Condensed Consolidated Statements of Income).

Included in General and administrative expenses are severance costs of $2.4 million and $2.9 million for the three and six months ended June 30, 2020, respectively, reflecting the actions that Company has taken to lessen the impacts of COVID-19 on the business. The acquisition, restructuring and integration related costs for the three and six months ended June 30, 2020 and 2019 are summarized in the following table:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of services	$0.6	$—	$1.0	$—
General and administrative expenses	3.7	0.3	4.2	1.3

The accrual for acquisition, restructuring and integration costs of $2.7 million and $0.1 million is included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

4. Revenue

The Company accounts for revenue in accordance with Topics 606 and 853. Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

Contracts with customers and clients

The Company accounts for a contract when it has the approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the combined or single contract should be accounted for as more than one performance obligation. Substantially all of the Company's revenues come from the following two types of arrangements: Lease type and Management type contracts.

Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the three and six months ended June 30, 2020 and 2019, respectively.

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the facility as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. The Company believes that it can generally purchase required insurance for the facility and facility operations at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, workers' compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under its management type contracts by focusing on risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owners rather than the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Service concession agreements within the scope of Topic 853 include both lease type and management type contracts. Revenue generated from service concession arrangements is accounted for under the guidance of Topics 606 and 853. Certain expenses (primarily rental expense) related to service concession arrangements and depreciation and amortization, have been recorded as a reduction of Service revenue - lease type contracts.

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

Reimbursed management type contract revenue and expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions, as the nature of its performance obligations is for the Company to provide the services on behalf of the customer. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the customer.

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

The Company's performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three and six months ended June 30, 2020 and 2019, respectively, were not significant.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.

On June 30, 2020, the Company had $107.4 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2020	$24.0
2021	35.8
2022	20.4
2023	13.0
2024	7.2
2025 and thereafter	7.0
Total	$107.4

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets and contract liabilities. Accounts receivable represent amounts where the Company has an unconditional right to the consideration and therefore only the passage of time is required for the Company to receive consideration due from the customer. Both lease and management type contracts have customers and clients where amounts are billed as work progresses or in advance in accordance with agreed-upon contractual terms. Billing may occur subsequent to or prior to revenue recognition, resulting in contract assets and contract liabilities. The Company, on occasion, receives advances or deposits from customers and clients, on both lease and management type contracts, before revenue is recognized, resulting in the recognition of contract liabilities.

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net, and Accrued expenses, respectively, on the Condensed Consolidated Balance Sheets. See Note 1. Significant Accounting Policies and Practices for additional detail on the write-off of accounts receivable. There were no impairment charges recorded on contract assets and contract liabilities for the three and six months ended June 30, 2020 and 2019.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of June 30, 2020 (unaudited) and December 31, 2019:

(millions)	June 30, 2020	December 31, 2019
Accounts receivable	$93.3	$151.3
Contract asset	7.0	11.0
Contract liability	(11.3)	(19.4)

Changes in contract assets which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances during the six months ended June 30, 2020 and 2019:

	Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019
Balance, beginning of period	$11.0	$11.4
Additional contract assets	7.0	11.8
Reclassification to accounts receivable	(11.0)	(11.4)
Balance, end of period	$7.0	$11.8

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liability balances during the six months ended June 30, 2020 and 2019:

	Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019
Balance, beginning of period	$(19.4)	$(19.1)
Additional contract liabilities	(11.3)	(14.9)
Recognition of revenue from contract liabilities	19.4	19.1
Balance, end of period	$(11.3)	$(14.9)

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

Amortization expense related to cost of contracts not considered service concession arrangements is included within Depreciation and amortization in the Condensed Consolidated Statements of Income.  Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue and were not significant for the three and six months ended June 30, 2020 and 2019, respectively.  Amortization expense related to cost of contracts for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization expense	$0.3	$0.3	$0.7	$0.6

As of June 30, 2020 and December 31, 2019, cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets within Other noncurrent assets was $5.4 million and $4.3 million, respectively. No impairment charges were recorded for the three and six months ended June 30, 2020 and 2019, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against it by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operation, financial condition or cash flows.

In determining the appropriate accounting for loss contingencies, the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of potential loss. The Company regularly evaluates current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a potential loss or a range of potential loss involves significant estimation and judgment.  During the three and six months ended June 30, 2020, the Company recorded $4.5 million in reserves related to legal matters.

6. Other Intangible Assets, net

The components of other intangible assets, net, at June 30, 2020 and December 31, 2019 were as follows:

		June 30, 2020 (unaudited)			December 31, 2019
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	2.5	$2.9	$(0.8)	$2.1	$2.9	$(0.3)	$2.6
Trade names and trademarks	3.4	5.6	(1.8)	3.8	5.6	(1.2)	4.4
Proprietary know how	4.2	6.7	(2.8)	3.9	10.4	(2.0)	8.4
Management contract rights	8.6	81.0	(40.0)	41.0	81.0	(37.4)	43.6
Customer relationships	13.4	100.4	(10.5)	89.9	100.4	(7.2)	93.2
Acquired intangible assets, net (1)	11.1	$196.6	$(55.9)	$140.7	$200.3	$(48.1)	$152.2

(1)  Intangible assets have estimated remaining lives between one and fourteen years.

The table below shows the amortization expense related to intangible assets for the three and six months ended June 30, 2020 and 2019, respectively, and is included in Depreciation and amortization within the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization expense	$3.9	$3.8	$7.8	$7.6

See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing Other Intangible Assets, net, for impairment.

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred for certain intangible assets as of June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020 and determined the carrying value for the Proprietary know how assets was higher than their projected undiscounted cash flows. The fair value of the Proprietary know how intangible assets which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows using the relief from royalty approach. Proprietary know how with a carrying amount of $7.6 million were determined to have a fair value of $3.9 million, resulting in an impairment charge of $3.7 million in the Aviation segment during the three and six months ended June 30, 2020, respectively.

No impairment charges were recorded during the three and six months ended June 30, 2019.

7. Goodwill

The changes to carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

(millions) (unaudited)	Commercial	Aviation	Total
Balance as of December 31, 2019	$368.9	$217.1	$586.0
Foreign currency translation	(0.2)	—	(0.2)
Balance as of June 30, 2020	$368.7	$217.1	$585.8

See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing goodwill for impairment and results of impairment testing performed as of June 30, 2020. No impairment charges were recorded during the three and six months ended June 30, 2020 and 2019, respectively.

8. Borrowing Arrangements

Long-term borrowings as of June 30, 2020 and December 31, 2019, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	June 30, 2020	December 31, 2019
		(unaudited)
Senior Credit Facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$341.3	$345.9
Other borrowings	Various	25.1	23.1
Total obligations under Senior Credit Facility and other borrowings		366.4	369.0
Less: Current portion of obligations under Senior Credit Facility and other borrowings		16.2	17.9
Total long-term obligations under Senior Credit Facility and other borrowings		$350.2	$351.1

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

Prior to the Third Amendment Effective Date, borrowings under the Senior Credit Facility bore interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a "floor" on LIBOR of 0.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%. Pursuant to the Third Amendment, (a) for the period from the Third Amendment Effective Date until the date on which the Company delivers a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375%, after which time the interest rate and the per annum rate will be determined as was previously provided in the Credit Agreement on the Closing Date, (b) the LIBOR "floor" was increased to 1.00%, (c) the Company is subject to a one-time liquidity test that required it to have liquidity of at least $50.0 million at June 30, 2020, and (d) certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Third Amendment), through the delivery of the compliance certificate for the fiscal quarter ending June 30, 2021.

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

Prior to the Third Amendment Effective Date, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 (with certain step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Third Amendment). In addition, the Company was required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement). As of March 31, 2020, the step-down of the maximum total debt to EBITDA ratio required the Company to maintain a maximum ratio of not greater than 4.00:1.0. Under the terms of the Third Amendment, the maximum consolidated debt to EBITDA ratio was waived for the quarter ending June 30, 2020.  Starting with the quarter ending September 30, 2020, the Company will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Third Amendment) of not greater than 5.50:1.0 (with certain step-downs described in the Amended Credit Agreement) and as of June 30, 2020 maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups described in the Amended Credit Agreement). On June 30, 2020 only, the Company was required to maintain $50.0 million of Minimum Liquidity (as described in the Amended Credit Agreement).

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

As of June 30, 2020, the Company was in compliance with its debt covenants under the Credit Agreement.

At June 30, 2020, the Company had $52.5 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $366.4 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.5% and 3.8% for the periods ended June 30, 2020 and June 30, 2019, respectively. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% and 4.2%, respectively, at June 30, 2020 and June 30, 2019.

Interest Rate Collars

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate $222.3 million notional amount. The interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The collars established a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being amortized through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the collars after de-designation are included within Other income (expense) in the Condensed Consolidated Statements of Income.

See Note 13. Comprehensive (Loss) Income for the amount of loss recognized in Other Comprehensive income (loss) on the interest rate collars and loss reclassified from Accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2020, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the periods ended June 30, 2020 and December 31, 2019, respectively. The approximate redemption value of the Convertible Debentures outstanding at each of June 30, 2020 and December 31, 2019 was $1.1 million.

9. Stock Repurchase Program

In May 2016, the Company’s Board of Directors authorized the Company to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019.

In July 2019, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, the Company repurchased 393,975 shares of common stock during the six months ended June 30, 2020 at an average price of $38.78 per share.

In March 2020, the Company's Board of Director's authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. As of June 30, 2020, no shares had been repurchased under this program.

As of June 30, 2020, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through June 30, 2020, in order to improve the Company's liquidity during the COVID-19 pandemic, the Company suspended repurchases under the stock repurchase programs.

The table below summarizes stock repurchase activity under the stock repurchase programs during the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total number of shares repurchased	—	348,974	393,975	421,716
Average price paid per share	$—	$32.33	$38.78	$32.33
Total value of shares repurchased	$—	$11.3	$15.3	$13.6

The following table summarizes the remaining authorized repurchase amounts in the aggregate under the stock repurchase programs as of June 30, 2020:

(millions) (unaudited)	June 30, 2020
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

10. Bradley Agreement

In February 2000, the Company, through a partnership agreement with a minority partner (the “Partnership”), entered into a 25-year agreement (the "Bradley Agreement") with the State of Connecticut (the “State”) that was due to expire on April 6, 2025, under which the Company would operate garage and surface parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

Under the terms of the Bradley Agreement, the parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provided that the Company deposited, with the trustee for the bondholders, all gross revenues collected from operations of the garage and surface parking. From those gross revenues, the trustee paid debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the garage and surface parking facilities, and specific annual guaranteed minimum payments to the State. All of the cash flows from the parking facilities were pledged to the security of the special facility revenue bonds and were collected and deposited with the bond trustee. Each month the bond trustee made certain required monthly distributions, which were characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities were not sufficient for the bond trustee to make the required Guaranteed Payments, the Company was obligated to deliver the deficiency amount to the bond trustee, with such deficiency payments representing interest bearing advances to the bond trustee.

On June 30, 2020, the Company and the State agreed to terminate the Bradley Agreement, with an effective date of May 31, 2020 (the “Termination Agreement”). The Company then entered into a management type contract with the Connecticut Airport Authority, effective June 1, 2020 (“Bradley Management Agreement”), under which the Company will provide the same parking services for Bradley.

Under the terms of the Bradley Management Agreement, the Company is no longer required to make deficiency payments. In addition, other than the contingent consideration discussed below, the Company has no other ongoing obligations under the Bradley Agreement. The total deficiency repayments (net of payments made) from the State, through May 31, 2020, were not significant.

The total deficiency repayments (net of payments made), interest and premium received and recognized under the Bradley Agreement for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Deficiency repayments	$—	$1.8	$0.1	$2.4
Interest	—	0.5	0.1	0.5
Premium	—	0.2	—	0.2

Deficiency payments made under the Bradley Agreement were recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received under the Bradley Agreement were recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium was recognized when received.

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million. As of June 30, 2020, the cash consideration was included within Accrued and other current liabilities in the Condensed Consolidated Balance Sheets. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any, would be payable to the minority partner in April 2025. As of May 31, 2020, and June 30, 2020, respectively, based on a probability weighting of potential payouts, the criteria to accrue for such potential payments had not been met and the contingent consideration was estimated to have no fair value as of June 30, 2020. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

11. Stock-Based Compensation

Stock Grants

There were 25,066 and 14,076 stock grants granted during the six months ended June 30, 2020 and 2019, respectively. The Company recognized $0.5 million of stock-based compensation expense related to stock grants for the three and six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Units

During the six months ended June 30, 2019, 37,235 restricted stock units were awarded, 7,518 restricted stock units vested, and 7,978 restricted stock units were forfeited under the Company's Long-Term Incentive Plan, as Amended and Restated (the "Plan"). During the six months ended June 30, 2020, there were no restricted stock units transactions.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2020 and 2019, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock-based compensation expense	$0.3	$0.3	$0.6	$0.5

As of June 30, 2020, there was $1.1 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.4 years.

Performance Share Units

During the six months ended June 30, 2020 and 2019, the Company granted 96,056 and 125,232 performance share units to certain executives, respectively. During the six months ended June 30, 2020, 1,468 performance share units vested related to certain participating executives being eligible for retirement. No performance share units vested during the six months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, 11,968 and 7,940 performance share units, respectively, were forfeited under the Plan. During the six months ended June 30, 2020, compensation expense related to 290,272 performance share units granted under the Performance-Based Incentive Program was reversed, because the Company no longer expected the required performance targets to be achieved for those awards.

The table below shows the Company's stock-based compensation expense (reduction of expense) related to the Performance-Based Incentive Program for the three and six months ended June 30, 2020 and 2019, respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock-based compensation expense	$0.1	$0.6	$(3.1)	$0.8

As of June 30, 2020, there was $0.1 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of approximately 0.4 years.

12. Net (Loss) Income per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including restricted stock units, using the treasury-stock method.

Basic and diluted net (loss) income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
(millions, except share and per share data) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income attributable to SP Plus Corporation	$(39.1)	$15.2	$(85.2)	$25.8
Basic weighted average common shares outstanding	20,972,057	22,382,139	21,062,495	22,445,825
Dilutive impact of share-based awards	—	150,074	—	154,282
Diluted weighted average common shares outstanding	20,972,057	22,532,213	21,062,495	22,600,107
Net (loss) income per common share
Basic	$(1.86)	$0.68	$(4.05)	$1.15
Diluted	$(1.86)	$0.68	$(4.05)	$1.14

During the three and six months ended June 30, 2020, common stock equivalents arising from 153,442 restricted stock units were considered anti-dilutive. For the three and six months ended June 30, 2020 and 2019, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting dates.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax benefit allocated to each component for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(millions) (unaudited)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$(0.3)	$—	$(0.3)
Change in fair value of interest rate collars	0.2	—	0.2	(3.6)	(1.0)	(2.6)
Other Comprehensive (loss) income	$0.1	$—	$0.1	$(3.9)	$(1.0)	$(2.9)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(millions) (unaudited)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$0.1	$—	$0.1
Change in fair value of interest rate collars	(1.1)	(0.3)	(0.8)	(1.1)	(0.3)	(0.8)
Other Comprehensive loss	$(1.2)	$(0.3)	$(0.9)	$(1.0)	$(0.3)	$(0.7)

The changes to accumulated other comprehensive loss by component for the six months ended June 30, 2020, were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)
Other comprehensive loss before reclassification	(0.3)	(2.9)	(3.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Balance as of June 30, 2020	$(2.6)	$(3.0)	$(5.6)

The changes to accumulated other comprehensive loss by component for the six months ended June 30, 2019, were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(2.4)	$—	$(2.4)
Other comprehensive income (loss) before reclassification	0.1	(0.8)	(0.7)
Balance as of June 30, 2019	$(2.3)	$(0.8)	$(3.1)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Six Months Ended June 30		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2020	2019	2020	2019
Net realized loss	$0.4	$—	$0.4	$—	Other expense (income)
Reclassifications before tax	0.4	—	0.4	—
Income tax benefit	0.1	—	0.1	—
Reclassifications, net of tax	$0.3	$—	$0.3	$—

14. Business Unit Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Company's Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which discrete financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is the Company’s chief executive officer.

Each of the operating segments are directly responsible for revenue and expenses related to their operations including direct segment administrative costs. Finance, information technology, human resources and legal are shared functions that are not allocated back to the two operating segments. The CODM assesses the performance of each operating segment using information about its revenue and gross profit as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate other income, interest expense, depreciation and amortization or income taxes to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

The following is a summary of revenues and gross profit by operating segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
(millions) (unaudited)	June 30, 2020	Gross Margin %	June 30, 2019	Gross Margin %	June 30, 2020	Gross Margin %	June 30, 2019	Gross Margin %
Services Revenue
Commercial
Lease type contracts	$28.8		$96.9		$105.1		$187.4
Management type contracts	41.5		60.9		113.5		128.3
Total Commercial	70.3		157.8		218.6		315.7
Aviation
Lease type contracts	1.3		8.2		6.5		15.3
Management type contracts	19.8		66.7		82.5		129.9
Total Aviation	21.1		74.9		89.0		145.2
Other
Lease type contracts	0.1		0.1		0.3		0.3
Management type contracts	1.5		2.3		3.9		4.6
Total Other	1.6		2.4		4.2		4.9
Reimbursed management type contract revenue	110.4		179.1		301.3		357.8
Total Services Revenue	$203.4		$414.2		$613.1		$823.6
Gross Profit
Commercial
Lease type contracts	$(13.8)	(47.9)%	$9.8	10.1%	$(14.7)	(14.0)%	$14.8	7.9%
Management type contracts	12.2	29.4%	24.4	40.1%	37.6	33.1%	48.8	38.0%
Lease impairment	(16.7)	N/M	—	N/M	(94.2)	N/M	—	N/M
Total Commercial	(18.3)		34.2		(71.3)		63.6
Aviation
Lease type contracts	(0.3)	(23.1)%	2.5	30.5%	—	N/M	4.0	26.1%
Management type contracts	1.8	9.1%	19.6	29.4%	16.4	19.9%	35.3	27.2%
Total Aviation	1.5		22.1		16.4		39.3
Other
Lease type contracts	1.2	N/M	1.1	N/M	3.3	N/M	2.7	N/M
Management type contracts	2.2	N/M	4.5	N/M	8.0	N/M	9.5	N/M
Total Other	3.4		5.6		11.3		12.2
Total gross profit	$(13.4)		$61.9		$(43.6)		$115.1

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “us” or “our”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, including statements regarding the anticipated further impact of the COVID-19 pandemic on our operations and financial condition. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted under the Private Securities Litigation Reform Act of 1995. These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control. These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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

We operate under two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under a lease type contract, we generally pay to the client either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2020, we operated approximately 83% of our locations under management type contracts and approximately 17% under lease type contracts.

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

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 90% for both twelve-month periods ended June 30, 2020 and 2019, respectively. This retention rate captures facilities in the Commercial segment.

Commercial Segment Facilities

In order to mitigate some of the impact from the COVID-19 pandemic, we converted many of our lease locations to management locations during the three months June 30, 2020. In addition, we were able to exit many less profitable contracts, which were for both leased and managed facilities. The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
Leased facilities	522	609	625
Managed facilities	2,561	2,560	2,513
Total Commercial segment facilities	3,083	3,169	3,138

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

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed type contracts. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at managed type contracts as these revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying management type contract.

Reimbursed Management Type Contract Revenue. Consists of the direct reimbursement from the client for operating expenses incurred under a management type contract, which are reflected in our revenue.

Cost of Services

Our cost of services consists of the following:

Lease type contracts. Consists of contractual rents or fees paid to the client and all operating expenses incurred in connection with operating the leased facility. Contractual rents or fees paid to the client are generally based on either a fixed contractual amount, a percentage of gross revenue or a combination thereof. Generally, under a lease type arrangement we are not responsible for major capital expenditures or real estate taxes.  Cost of services from lease type contracts includes a reduction of Cost of services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense be presented as a reduction of Services revenue - lease type contracts (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

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

If we do not elect to perform a qualitative assessment, we can voluntarily proceed directly to Step 1. As of January 1, 2020, we adopted Accounting Standards Update ("ASU") 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the results of the first step. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Beginning in March 2020, we noted that the COVID-19 pandemic and the resulting stay at home orders issued by local governments were impacting certain of our businesses. These factors have significantly impacted the hospitality and travel industries, as well as overall consumer discretionary spending.

Due to the impacts of COVID-19, revenues for certain markets in which we operate have dropped significantly and were below revenues assumed in our annual impairment testing. We do not know how long the impacts of COVID-19 will impact our results. As a result of the impact of COVID-19 on our expected future operating cash flows, we completed an assessment of goodwill impairment as of June 30, 2020, and concluded that it was more likely than not that the estimated fair values of each of our reporting units exceeded their carrying amount of net assets assigned to each reporting unit. As a result, goodwill was not impaired. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

As a result of the impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred related to our intangible assets. Accordingly, we analyzed undiscounted cash flows for certain intangible assets as of June 30, 2020. Based on that undiscounted cash flow analysis, we determined that estimated net carrying values exceeded undiscounted future cash flows for certain intangible assets and therefore as of June 30, 2020, certain intangible assets were impaired. See Note 6. Other Intangible Assets in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Long-Lived Assets

We evaluate long-lived assets, primarily including right-of-use (“ROU”) assets, Leasehold improvements, equipment and construction in progress for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

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

In December 2019, we changed our internal reporting segment information and certain allocations previously reported under Commercial are now included in Other. All prior periods presented have been reclassified to conform to our internal reporting structure.

Analysis of Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months June 30, 2019

Existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Other business comprises of expired business, conversions and new/acquired business. As a result of the COVID-19 pandemic, we have executed on a strategy to successfully convert certain lease type contracts to management type contracts which should provide a higher gross profit over the contract term. In addition, for those locations that have remained leases, we have worked with landlords to either receive rent concessions or change lease terms to be more favorable to us. Expired business relates to contracts that have expired but where we were operating the business in the comparative period presented. Existing business in the Other segment represents amounts not specifically attributable to Commercial or Aviation and certain unallocated items.

Consolidated results for the three months ended June 30, 2020 and 2019, respectively, include the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2020	June 30, 2019	Amount	%
Services revenue	$93.0	$235.1	$(142.1)	(60.4)%
Cost of services	89.7	173.2	(83.5)	(48.2)%
Lease impairment	16.7	—	16.7	100.0%
Gross profit	(13.4)	61.9	(75.3)	(121.6)%
General and administrative expenses	22.8	27.7	(4.9)	(17.7)%
Depreciation and amortization	7.9	7.3	0.6	8.2%
Impairment of intangible assets	3.7	—	3.7	100.0%
Operating (loss) income	(47.8)	26.9	(74.7)	(277.7)%
Income tax (benefit) expense	(13.4)	5.8	(19.2)	(331.0)%

Services revenue decreased by $142.1 million, or 60.4%, attributable to the following:

•

Services revenue for lease type contracts decreased $75.0 million, or 71.3%, primarily driven by a decrease of $58.8 million from existing business, $10.9 million from expired business, and $5.6 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.3 million from new/acquired business. Existing business revenue decreased $58.8 million, or 67.2%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic.

•

Services revenue for management type contracts decreased $67.1 million, or 51.7%, primarily from a decrease of $63.4 million from existing business and $10.0 million from expired business, partially offset by an increase of $6.2 million from new/acquired business and $0.1 million from locations that converted from lease type contracts during the periods presented. Existing business revenue decreased $63.4 million, or 55.4%, primarily due to a decrease in volume based management type contracts primarily related to the Aviation segment as a result of the ongoing COVID-19 pandemic.

Gross profit decreased by $75.3 million, or 121.6%, attributable to the following:

•

Gross profit for lease type contracts decreased $26.3 million, or 196.3%, and gross profit percentage decreased to negative 42.7% for the three months ended June 30, 2020, compared to 12.7% for the three months ended June 30, 2019. Gross profit for lease type contracts decreased as a result of decreases in existing business, expired business, locations that converted to management type contracts during the periods presented, and new/acquired business. Gross profit for existing business decreased $23.2 million, or 201.7%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic and an increase in legal and bad debt expenses, partially offset by the recognition of certain concessions of $27.2 million, as well as a decrease in overall net operating costs.

•

Gross profit for management type contracts decreased $32.3 million, or 66.6%, while gross profit percentage for management type contracts decreased to 25.8% for three months ended June 30, 2020, compared to 37.3% for three months ended June 30, 2019. Gross profit for management type contracts decreased as a result of decreases in existing business, new/acquired business, and expired business, partially offset by an increase in locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $26.3 million, or 62.0%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic and an increase in bad debt and legal expenses, partially offset by a decrease in compensation, benefit and overall net operating costs.

•

We recognized $16.7 million of impairment charges related to operating lease ROU assets in the Commercial segment for the three months ended June 30, 2020. Due to the impact of COVID-19 on our operations, our projected future revenue, profitability and operating cash flows for certain locations is expected to be lower than our prior projections. As a result, the fair value of those locations was lower than their carrying value and a corresponding impairment charge was recorded during the three months ended June 30, 2020. No impairment charge was recognized during the three months ended June 30, 2019.

General and administrative expenses decreased $4.9 million, or 17.7%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily related to lower performance based compensation during the three months ended June 30, 2020, as well as cost reduction initiatives during the three months ended June 30, 2020 as compared to the prior year, partially offset by an increase in acquisition, restructuring and integration costs.

Our effective tax rate was 25.2% for the three months ended June 30, 2020 and 26.4% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2019 reflects a decrease in estimated tax credits and an increase in valuation allowance on state net operating loss carryforwards.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the three months ended June 30, 2020 and 2019.

Commercial segment: Services Revenue

Lease type contracts. Revenue decreased $68.1 million, or 70.3%, to $28.8 million for the three months ended June 30, 2020, compared to $96.9 million for the three months ended June 30, 2019. Existing business decreased $53.4 million, or 66.2%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Revenue from other business decreased by $14.7 million or 90.7% primarily due to decreases of $9.4 million from expired business and $5.6 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.3 million from new/acquired business.

Management type contracts. Revenue decreased $19.4 million, or 31.9%, to $41.5 million for the three months ended June 30, 2020, compared to $60.9 million for the three months ended June 30, 2019.  Existing business management type revenue decreased $20.1 million, or 38.3%, primarily due to a decrease in volume based management type contracts. Other business management type revenue increased by $0.7 million, or 8.3%, primarily due to an increase of $8.1 million from new/acquired business and $0.1 from locations that converted from lease type contracts during the periods presented, partially offset by a decrease of $7.5 million from expired business.

Commercial segment: Gross Profit

Lease type contracts. Gross profit decreased $23.6 million, or 240.8%, to a loss of $13.8 million for the three months ended June 30, 2020, compared to gross profit of $9.8 million for three months ended June 30, 2019. Gross profit percentage decreased to negative 47.9% for the three months ended June 30, 2020, compared to 10.1% for the three months ended June 30, 2019. Gross profit decreased as a result of declines in existing business as a result of the ongoing COVID-19 pandemic, expired business, new/acquired business, and locations that converted to management type contracts during the periods presented. Gross profit for existing business decreased $21.2 million, or 246.5%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by decreases in rent expense primarily due to the recognition of certain concessions of $8.9 million, as well as decreases in variable rent and overall net operating costs.

Management type contracts. Gross profit decreased $12.2 million, or 50.0%, to $12.2 million for the three months ended June 30, 2020, compared to $24.4 million for the three months ended June 30, 2019. Gross profit percentage decreased to 29.4% for three months ended June 30, 2020, compared to 40.1% for three months ended June 30, 2019. Gross profit decreased as a result of decreases in existing business and expired business, partially offset by an increase in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $9.2 million, or 42.8%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by a decrease in compensation, benefits and overall net operating costs.

Aviation segment: Services Revenue

Lease type contracts. Revenue decreased $6.9 million, or 84.1%, to $1.3 million for the three months ended June 30, 2020, compared to $8.2 million for the three months ended June 30, 2019. Existing business decreased $5.4 million, or 80.6%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Expired business decreased by $1.5 million, or 100.0%.

Management type contracts. Revenue decreased $46.9 million, or 70.3%, to $19.8 million for the three months ended June 30, 2020, compared to $66.7 million for the three months ended June 30, 2019.  Existing business decreased by $42.5 million, or 71.3%, primarily due to a decrease in volume based management type contracts. Other business decreased by $4.4 million, or 62.0%, primarily due to a decrease of $2.5 million from expired business and $1.9 million from new/acquired business.

Aviation segment: Gross Profit

Lease type contracts. Gross profit decreased $2.8 million, or 112.0%, to a loss of $0.3 million for the three months ended June 30, 2020, compared to $2.5 million for three months ended June 30, 2019. Gross profit percentage decreased to negative 23.1% for the three months ended June 30, 2020, compared to 30.5% for the three months ended June 30, 2019. Gross profit decreased as a result of decreases in existing business and expired business. Gross profit for existing business decreased primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by the recognition of certain concessions of $18.3 million and overall net operating costs.

Management type contracts. Gross profit decreased $17.8 million, or 90.8%, to $1.8 million for the three months ended June 30, 2020, compared to $19.6 million for the three months ended June 30, 2019. Gross profit percentage decreased to 9.1% for three months ended June 30, 2020, compared to 29.4% for three months ended June 30, 2019. Gross profit decreased as a result of decreases in existing business, new/acquired business, and expired business. Existing business gross profit decreased $14.8 million, or 90.2%, primarily due to decreases in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by decreases in overall net operating costs.

"Other" segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to the Commercial or Aviation Segments and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” decreased $0.8 million, or 33.3%, to $1.6 million for the three months ended June 30, 2020, compared to $2.4 million for the three months ended June 30, 2019. Gross profit for “Other” decreased $2.2 million, or 39.3%, to $3.4 million for the three months ended June 30, 2020, compared to $5.6 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Consolidated results of the six months ended June 30, 2020 and 2019 include the following notable items:

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2020	June 30, 2019	Amount	%
Services revenue	$311.8	$465.8	$(154.0)	(33.1)%
Cost of services	261.2	350.7	(89.5)	(25.5)%
Lease impairment	94.2	—	94.2	100.0%
Gross profit	(43.6)	115.1	(158.7)	(137.9)%
General and administrative expenses	43.5	54.8	(11.3)	(20.6)%
Depreciation and amortization	15.4	14.5	0.9	6.2%
Impairment of intangible assets	3.7	—	3.7	100.0%
Operating (loss) income	(106.2)	45.8	(152.0)	(331.9)%
Income tax (benefit) expense	(30.2)	8.9	(39.1)	(439.3)%

Services revenue decreased by $154.0 million, or 33.1%, attributable to the following:

•

Services revenue for lease type contracts decreased $91.1 million, or 44.9%, primarily driven by a decrease of $66.6 million from existing business, $17.6 million from expired business, and $6.9 million from locations that converted to management type contracts during the periods presented. Existing business revenue decreased $66.6 million, or 40.1%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-10 pandemic.

•

Services revenue for management type contracts decreased $62.9 million, or 23.9%, primarily due to a decrease of $66.9 million from existing business and $16.2 million from expired business, partially offset by an increase of $20.0 million from new/acquired business and $0.2 million from locations that converted from lease type contracts during the periods presented. Existing business revenue decreased $66.9 million, or 29.4%, primarily due to a decrease in volume based management type contracts primarily related to the Aviation segment as a result of the ongoing COVID-19 pandemic.

Gross profit decreased by $158.7 million, or 137.9%, attributable to the following:

•

Gross profit for lease type contracts decreased $32.9 million, or 153.0% and gross profit percentage to negative 10.2% for the six months ended June 30, 2020, compared to 10.6% for the six months ended June 30, 2019. Gross profit decreased as a result of decreases in gross profit for existing business, expired business, new/acquired business, and locations that converted to management type contracts during the periods presented. Gross profit for existing business decreased $27.5 million, or 146.3% primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic and an increase in legal and bad debt expense, partially offset by the recognition of certain concessions of $27.2 million, as well as a decrease in overall net operating costs.

•

Gross profit for management type contracts decreased $31.6 million, or 33.8%, while gross profit percentage for management type contracts decreased to 31.0% for six months ended June 30, 2020, compared to 35.6% for six months ended June 30, 2019. Gross profit decreased as a result of decreases in gross profit for existing business and expired business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $24.0 million, or 30.0%, primarily due to a decrease in volume based management type contracts and increase in legal and bad debt expenses, partially offset by a decreases in compensation, benefit and overall net operating costs.

•

We recognized $94.2 million of impairment charges related to operating lease ROU assets in the Commercial segment for the six months ended June 30, 2020. Due to the impact of COVID-19 on our operations, our projected future operating cash flows for certain locations is expected to lower. As a result, the fair value of those locations was lower than their carrying value and a corresponding impairment charge was recorded during the six months ended June 30, 2020. No impairment charge was recognized during the six months ended June 30, 2019.

General and administrative expenses decreased $11.3 million, or 20.6%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily related to the reversal of stock based compensation related to performance share units during the six months ended June 30, 2020, as well as lower performance based compensation and cost initiatives, partially offset by an increase acquisition, restructuring and integration costs.

Our effective tax rate was 26.1% for the six months ended June 30, 2020 and 24.7% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2019 reflects a decrease in estimated tax credits and an increase in valuation allowances on state net operating loss carryforwards.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the six months ended June 30, 2020 and 2019.

Commercial segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $82.3 million, or 43.9%, to $105.1 million for the six months ended June 30, 2020, compared to $187.4 million for the six months ended June 30, 2019. Existing business revenue decreased $60.9 million, or 39.4%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Revenue from other business decreased by $21.4 million, or 64.8%, primarily due to decreases of $14.9 million from expired business and $6.9 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.4 million from new/acquired business.

Management type contracts. Management type contract revenue decreased $14.8 million, or 11.5%, to $113.5 million for the six months ended June 30, 2020, compared to $128.3 million for the six months ended June 30, 2019. Existing business revenue decreased by $18.5 million, or 17.0%, primarily due to a decrease in volume based management type contracts. Management type revenue from other business increased by $3.7 million, or 19.1%, primarily due to an increase of $16.1 million from new/acquired business and $0.2 in locations that converted from lease type contracts, partially offset by a decrease of $12.6 million from expired business.

Commercial segment: Gross Profit

Lease type contracts. Gross profit decreased $29.5 million, or 199.3%, to a loss of $14.7 million for the six months ended June 30, 2020, compared to gross profit of $14.8 million for six months ended June 30, 2019. Gross profit percentage decreased to negative 14.0% for the six months ended June 30, 2020, compared to 7.9% for the six months ended June 30, 2019. Gross profit decreased as a result of declines in existing business, expired business, new/acquired business, and locations that converted to management type contracts in the periods presented. Gross profit for existing business decreased $25.4 million, or 189.6%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by decreases in rent expense primarily due to the recognition of certain concessions of $8.9 million, as well as decreases in variable rent and overall net operating costs.

Management type contracts. Gross profit decreased $11.2 million, or 23.0%, to $37.6 million for the six months ended June 30, 2020, compared to $48.8 million for the six months ended June 30, 2019. Gross profit percentage decreased to 33.1% for six months ended June 30, 2020, compared to 38.0% for six months ended June 30, 2019. Gross profit decreased as a result of declines in existing business and expired business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Existing business gross profit decreased $7.7 million, or 18.5%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by a decrease in compensation, benefits and overall net operating costs.

Aviation segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $8.8 million, or 57.5%, to $6.5 million for the six months ended June 30, 2020, compared to $15.3 million for the six months ended June 30, 2019. Existing business revenue decreased $5.7 million, or 50.4%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Revenue from other business decreased by $3.1 million, or 77.5%, primarily due to decreases of $2.7 million from expired business and $0.4 million from new/acquired business.

Management type contracts. Management type contract revenue decreased $47.4 million, or 36.5%, to $82.5 million for the six months ended June 30, 2020, compared to $129.9 million for the six months ended June 30, 2019.  Existing business decreased by $47.7 million, or 41.8%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic. Revenue from other business increased by $0.3 million, or 1.9%, primarily due to an increase of $3.9 million from new/acquired business, partially offset by a decrease of $3.6 million from expired business.

Aviation segment: Gross Profit

Lease type contracts. Gross profit decreased $4.0 million, or 100.0%, to no gross profit for the six months ended June 30, 2020, compared to $4.0 million for six months ended June 30, 2019. There was no gross profit percentage for lease type contracts for the six months ended June 30, 2020, compared to 26.1% for the six months ended June 30, 2019. Gross profit decreased as a result of declines in existing business, expired business, and new/acquired business. Existing business decreased primarily due to declines in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by the recognition of certain concessions of $18.3 million, as well as a decrease in variable rent and overall net operating costs.

Management type contracts. Gross profit for management type contracts decreased $18.9 million, or 53.5%, to $16.4 million for the six months ended June 30, 2020, compared to $35.3 million for the six months ended June 30, 2019. Gross profit percentage decreased to 19.9% for six months ended June 30, 2020, compared to 27.2% for six months ended June 30, 2019. Gross profit decreased as a result of declines in existing business, new/acquired business, and expired business. Existing business decreased $14.9 million, or 51.7%, primarily due to decreases in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by decreases in overall net operating costs.

"Other" segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” decreased $0.7 million, or 14.3%, to $4.2 million for the six months ended June 30, 2020, compared to $4.9 million for the six months ended June 30, 2019. Gross profit for “Other” decreased $0.9 million, or 7.4%, to $11.3 million for the six months ended June 30, 2020, compared to $12.2 million for the six months ended June 30, 2019.

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

As of June 30, 2020, we had $18.1 million of cash and cash equivalents and $180.5 million of borrowing availability under our Senior Credit Facility. The COVID-19 pandemic and resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of the COVID-19 outbreak. We are taking further actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures and suspending repurchases of our common stock. On May 6, 2020, we entered into the third amendment to our credit agreement, which, among other things, increased the funds available under our revolving credit facility by $45.0 million. The additional capacity will be available until May 5, 2021. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On June 30, 2020, we had total indebtedness of approximately $366.4 million, a decrease of $2.6 million from December 31, 2019. The $366.4 million in total indebtedness as of June 30, 2020 includes:

•	$341.3 million under our Senior Credit Facility, net of discounts of $1.0 million and deferred financing costs of $2.8 million
•	$25.1 million of other debt including finance lease obligations, obligations on seller notes and other indebtedness.

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

Prior to the Third Amendment Effective Date, borrowings under the Senior Credit Facility bore interest, at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate ("LIBOR") loans, subject to a "floor" on LIBOR of 0.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%. Pursuant to the Third Amendment, (a) for the period from the Third Amendment Effective Date until the date on which we deliver a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375%, after which time the interest rate and per annum rate will be determined as was previously provided in the Credit Agreement on the Closing Date, (b) the LIBOR "floor" was increased to 1.00%, (c) we are subject to a one-time liquidity test that required us to have liquidity of at least $50.0 million at June 30, 2020, and (d) certain other  negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Third Amendment), through the delivery of the compliance certificate for the fiscal quarter ending June 30, 2021.

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

As of June 30, 2020, we had $52.5 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility were $345.1 million (excluding debt discount of $1.0 million and deferred financing costs of $2.8 million).  As of June 30, 2020, we were in compliance with the covenants under the Credit Agreement, and we had $180.5 million of borrowing availability under the Senior Credit Facility. Under the Senior Credit Facility, we were required to have minimum liquidity of $50.0 million at June 30, 2020.

Stock Repurchases

On March 10, 2020, we suspended stock repurchases in order to help improve liquidity in response to the impacts of COVID-19.

In May 2016, our Board of Directors authorized us to repurchase on the open market shares of our outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019.

In July 2019, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, we have repurchased 393,975 shares of common stock at an average price of $38.78 during the six months ended June 30, 2020.

In March 2020, our Board of Director's authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate.  We have yet to repurchase shares under this program.

The table below summarizes share repurchase activity during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total number of shares repurchased	—	348,974	393,975	421,716
Average price paid per share	$—	$32.33	$38.78	$32.33
Total value of shares repurchased	$—	$11.3	$15.3	$13.6

Since commencement, under all three programs, we have repurchased 2,034,742 shares of common stock through June 30, 2020. The following table summarizes the remaining authorized repurchase amounts under the programs as of June 30, 2020.

(millions) (unaudited)	June 30, 2020
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. The following describes our cash flows for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
(millions) (unaudited)	June 30, 2020	June 30, 2019
Net cash provided by operating activities	$26.0	$21.3
Net cash used in investing activities	(8.6)	(5.4)
Net cash used in financing activities	(23.2)	(33.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Net decrease in cash and cash equivalents	$(6.0)	$(17.6)

Operating Activities

Net cash provided by operating activities was $26.0 million for the six months ended June 30, 2020 as compared to $21.3 million during the six months ended June 30, 2019. The increase in net cash provided by operating activities primarily resulted from lower cash taxes and better working capital management.

Investing Activities

Net cash used in investing activities was $8.6 million for the six months ended June 30, 2020, an increase of $3.2 million from $5.4 million during the six months ended June 30, 2019.  Cash used to purchase leasehold improvements and equipment was $8.0 million during the six months ended June 30, 2020 as compared to $4.2 million during the six months ended June 30, 2019.

Financing Activities

Net cash used in financing activities was $23.2 million for the six months ended June 30, 2020, a decrease of $10.3 million from $33.5 million during the six months ended June 30, 2019. The decrease in net cash used in investing activities was primarily due to higher withdrawals on the Senior Credit Facility, partially offset by higher other long-term payments and repurchases of common stock under our stock repurchase programs.

Cash and Cash Equivalents

We had Cash and cash equivalents of $18.1 million and $24.1 million at June 30, 2020 and December 31, 2019, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the discussion of risk factors and the other information described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2020 and in subsequent filings by us with the SEC. New risks could emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated August 7, 2020 for G Marc Baumann, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 7, 2020 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: August 7, 2020	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)