Form 10-Q
period 2020-09-30
SP Plus Corp
filed 2020-11-09
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2020
Common Stock, $0.001 par value per share	23,088,386	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share data)	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$15.6	$24.1
Notes and accounts receivable, net	103.6	162.3
Prepaid expenses and other	14.7	24.7
Total current assets	133.9	211.1
Leasehold improvements, equipment and construction in progress, net	53.8	47.9
Right-of-use assets	232.4	431.7
Goodwill	526.4	586.0
Other intangible assets, net	65.3	152.2
Equity investments in unconsolidated entities	10.1	10.2
Deferred taxes	75.7	10.6
Other assets, net	32.0	29.9
Total noncurrent assets	995.7	1,268.5
Total assets	$1,129.6	$1,479.6
Liabilities and stockholders’ equity
Accounts payable	$101.2	$115.3
Accrued and other current liabilities	88.2	121.4
Short-term lease liabilities	82.6	115.2
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	23.2	17.9
Total current liabilities	295.2	369.8
Long-term borrowings, excluding current portion	348.1	351.1
Long-term lease liabilities	242.2	327.7
Other noncurrent liabilities	66.7	57.1
Total noncurrent liabilities	657.0	735.9
Total liabilities	$952.2	$1,105.7
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 25,121,534 and 23,086,792 shares issued and outstanding as of September 30, 2020, respectively, and 24,591,127 and 22,950,360 issued and outstanding as of December 31, 2019, respectively	—	—
Treasury stock, at cost; 2,034,742 and 1,640,767 shares as of September 30, 2020 and December 31, 2019, respectively	(70.6)	(55.3)
Additional paid-in capital	258.7	262.6
Accumulated other comprehensive loss	(5.2)	(2.7)
(Accumulated deficit) retained earnings	(3.8)	169.5
Total SP Plus Corporation stockholders’ equity	179.1	374.1
Noncontrolling interest	(1.7)	(0.2)
Total stockholders’ equity	177.4	373.9
Total liabilities and stockholders’ equity	$1,129.6	$1,479.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Services revenue
Lease type contracts	$38.5	$104.6	$150.4	$307.6
Management type contracts	79.7	132.6	279.6	395.4
	118.2	237.2	430.0	703.0
Reimbursed management type contract revenue	110.9	181.4	412.2	539.2
Total services revenue	229.1	418.6	842.2	1,242.2
Cost of services
Lease type contracts	34.4	93.0	157.7	274.5
Management type contracts	41.5	85.5	179.4	254.7
	75.9	178.5	337.1	529.2
Reimbursed management type contract expense	110.9	181.4	412.2	539.2
Lease impairment	0.3	—	94.5	—
Total cost of services	187.1	359.9	843.8	1,068.4
Gross profit
Lease type contracts	4.1	11.6	(7.3)	33.1
Management type contracts	38.2	47.1	100.2	140.7
Lease impairment	(0.3)	—	(94.5)	—
Total gross profit	42.0	58.7	(1.6)	173.8
General and administrative expenses	18.4	26.0	61.9	80.8
Depreciation and amortization	8.2	7.3	23.6	21.8
Impairment of goodwill and intangible assets	131.6	—	135.3	—
Operating (loss) income	(116.2)	25.4	(222.4)	71.2
Other expense (income)
Interest expense	5.7	4.8	15.4	14.7
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Other expenses	—	—	0.2	—
Gain on sale of other investments	—	—	(0.3)	—
Total other expenses	5.6	4.7	15.0	14.4
(Loss) earnings before income taxes	(121.8)	20.7	(237.4)	56.8
Income tax (benefit) expense	(33.5)	5.7	(63.7)	14.6
Net (loss) income	(88.3)	15.0	(173.7)	42.2
Less: Net (loss) income attributable to noncontrolling interest	(0.2)	0.8	(0.4)	2.2
Net (loss) income attributable to SP Plus Corporation	$(88.1)	$14.2	$(173.3)	$40.0
Common stock data
Net (loss) income per common share
Basic	$(4.19)	$0.64	$(8.23)	$1.79
Diluted	$(4.19)	$0.64	$(8.23)	$1.78
Weighted average shares outstanding
Basic	21,047,076	21,945,129	21,057,080	22,277,852
Diluted	21,047,076	22,038,905	21,057,080	22,411,965

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net (loss) income	$(88.3)	$15.0	$(173.7)	$42.2
Change in fair value of interest rate collars	0.4	(0.1)	(2.2)	(0.9)
Foreign currency translation loss	—	(0.1)	(0.3)	—
Comprehensive (loss) income	(87.9)	14.8	(176.2)	41.3
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.2)	0.8	(0.4)	2.2
Comprehensive (loss) income attributable to SP Plus Corporation	$(87.7)	$14.0	$(175.8)	$39.1

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Nine months ended September 30, 2019 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	10.6	—	0.3	10.9
Foreign currency translation	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock units	7,518	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.4	—	—	—	—	0.4
Treasury stock	—	—	—	—	—	(2.3)	—	(2.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2019	22,853,588	$—	$258.0	$(2.2)	$131.3	$(9.8)	$(0.3)	$377.0
Net income	—	—	—	—	15.2	—	1.1	16.3
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	(0.8)	—	—	—	(0.8)
Issuance of stock grants	14,076	—	0.5	—	—	—	—	0.5
Issuance of restricted stock units	11,745	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.0	—	—	—	—	1.0
Treasury stock	—	—	—	—	—	(11.3)	—	(11.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance at June 30, 2019	22,879,409	$—	$259.5	$(3.1)	$146.5	$(21.1)	$0.1	$381.9
Net income	—	—	—	—	14.2	—	0.8	15.0
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	(0.1)	—	—	—	(0.1)
Issuance of restricted stock units	69,357	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.3	—	—	—	—	1.3
Treasury stock	—	—	—	—	—	(18.7)	—	(18.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.0)	(1.0)
Balance at September 30, 2019	22,948,766	$—	$260.8	$(3.3)	$160.6	$(39.8)	$—	$378.3

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Nine months ended September 30, 2020 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net (loss) income	—	—	—	—	(46.1)	—	0.5	(45.6)
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Change in fair value of interest rate collars	—	—	—	(2.8)	—	—	—	(2.8)
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(2.9)	—	—	—	—	(2.9)
Treasury stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	22,997,061	$—	$259.7	$(5.7)	$123.4	$(70.6)	$(0.2)	$306.6
Net loss	—	—	—	—	(39.1)	—	(0.7)	(39.8)
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	25,066	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	0.4	—	—	—	—	0.4
Noncontrolling interest buyout	—	—	(1.7)	—	—	—	—	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	23,022,127	$—	$258.9	$(5.6)	$84.3	$(70.6)	$(1.3)	$265.7
Net loss	—	—	—	—	(88.1)	—	(0.2)	(88.3)
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted share units	64,665	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(0.2)	—	—	—	—	(0.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2020	23,086,792	$—	$258.7	$(5.2)	$(3.8)	$(70.6)	$(1.7)	$177.4

Note: Amounts may not foot due to rounding.

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019
Operating activities
Net (loss) income	$(173.7)	$42.2
Adjustments to reconcile net (loss) income to net cash provided by operations:
Impairments	231.1	—
Depreciation and amortization	23.0	21.8
Non-cash stock-based compensation	(2.2)	3.1
Provisions for credit losses on accounts receivable	6.0	0.5
Deferred income taxes	(64.3)	1.8
Other	2.3	0.1
Changes in operating assets and liabilities
Notes and accounts receivable	52.7	0.2
Prepaid and other current assets	10.0	1.9
Accounts payable	(14.1)	(7.6)
Accrued liabilities and other	(42.9)	(9.2)
Net cash provided by operating activities	27.9	54.8
Investing activities
Purchases of leasehold improvements and equipment	(5.8)	(6.4)
Cost of contracts purchased	(2.3)	(2.1)
Proceeds from sale of other investments and equipment	0.8	0.3
Noncontrolling interest buyout	(1.7)	—
Net cash used in investing activities	(9.0)	(8.2)
Financing activities
Payments on credit facility revolver	(401.5)	(360.3)
Proceeds from credit facility revolver	404.2	347.8
Payments on credit facility term loan	(8.4)	(8.4)
Payments on other long-term borrowings	(5.0)	(1.6)
Distributions to noncontrolling interest	(1.1)	(2.4)
Repurchases of common stock	(15.3)	(32.0)
Net cash used in financing activities	(27.1)	(56.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Decrease in cash and cash equivalents	(8.5)	(10.3)
Cash and cash equivalents at beginning of year	24.1	39.9
Cash and cash equivalents at end of period	$15.6	$29.6
Supplemental disclosures
Cash paid during the period for
Interest	$13.7	$13.8
Income taxes	$0.8	$11.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for the Company’s clients. The Company provides professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, event logistics, and other technology-driven mobility solutions to aviation, commercial, hospitality, healthcare and government clients across North America. The Company typically enters into contractual relationships with property owners or managers as opposed to owning facilities.

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2020. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 20, 2020 with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.2 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and makes adjustments to the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of September 30, 2020 and December 31, 2019 the Company's allowance for doubtful accounts was $5.2 million and $1.9 million, respectively.

Transactions affecting the allowance for doubtful accounts receivable during the nine months ended September 30, 2020 and year ended December 31, 2019 were as follows:

(millions) (unaudited)	September 30, 2020	December 31, 2019
Beginning Balance	$1.9	$1.0
Provision for credit losses	6.0	2.1
Write offs and other	(2.7)	(1.2)
Ending Balance	$5.2	$1.9

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and were $1.0 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of advances and deposits and cost of contracts, net, as of September 30, 2020 and December 31, 2019.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of accrued rent, compensation, payroll withholdings, property, payroll and other taxes, insurance, and other accrued liabilities as of September 30, 2020 and December 31, 2019.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within the Condensed Consolidated Financial Statements.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, the Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. The Company has elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicating the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or the Company’s business strategy, and significant negative industry or economic trends.

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting stay at home orders issued by local governments were impacting certain of the Company's businesses. These factors have significantly impacted the hospitality and travel industries, as well as overall consumer discretionary spending.

Due to the impacts of COVID-19, revenues for certain markets in which the Company operates have dropped significantly as compared to the expectations as of the October 1, 2019 annual impairment test. The Company does not know how long the COVID-19 pandemic and its effects will continue to impact the results of the Company. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company's expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis for the Aviation reporting unit as of August 31, 2020.  Based on the quantitative analysis, the Company determined that estimated carrying values exceeded implied fair value for the Aviation reporting unit and goodwill was impaired during the three months ended September 30, 2020. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.

Other Intangible Assets, net

Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

As a result of the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment triggers had occurred related to a proprietary know how intangible asset within the Aviation segment as of June 30, 2020.  Accordingly, the Company analyzed undiscounted cash flows for the proprietary know how intangible asset as of June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that the estimated net carrying value for the proprietary know how intangible asset exceeded its undiscounted future cash flows and therefore, as of June 30, 2020, the asset was impaired.

Additionally, as a result of the termination of certain contracts within the Aviation reporting unit during August 2020 and the ongoing impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred related to the Company’s customer relationships and trade names and trademarks intangible assets. Accordingly, the Company analyzed undiscounted cash flows for certain intangible assets as of August 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain intangible assets and therefore, as of August 31, 2020, certain intangible assets were impaired.

The impairments recognized were measured by the amount by which the carrying value of the intangible assets exceed their fair value. See Note 6. Other Intangible Assets, net in the notes to the Condensed Consolidated Financial Statements for further discussion.

For both goodwill and intangible assets, future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.

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

As a result of the impact of COVID-19 on the Company's expected future operating cash flows, the Company’s management determined certain impairment testing triggers had occurred for ROU assets associated with certain operating leases. Accordingly, the Company analyzed undiscounted cash flows for ROU assets associated with certain operating leases during the nine months ended September 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for ROU assets associated with certain operating leases and therefore during the nine months ended September 30, 2020, ROU assets associated with certain operating leases were impaired. The impairment recognized is measured by the amount by which the carrying value of the ROU asset associated with certain operating leases exceeds its fair value. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Income taxes

Deferred tax assets increased $65.1 million to $75.7 million as of September 30, 2020 compared to $10.6 million as of December 31, 2019.  The increase in deferred tax assets is due to the impairment of ROU assets, other intangible assets and goodwill during the nine months ended September 30, 2020, as well as the deferral of FICA taxes resulting from the Coronavirus Aid, Relief, & Economic Security (CARES) Act during the nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the nine months ended September 30, 2020, the Company adopted the following ASUs with no material impact on the Condensed Consolidated Financial Statements:

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

2. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within leased parking facilities.

The Company accounts for leases in accordance with Topic 842. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU asset includes cumulative prepaid or accrued rent, as well as lease incentives, initial direct costs and acquired lease contracts. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases are not recorded on the balance sheet.

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

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups. Accordingly, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets during the nine months ended September 30, 2020. Based on the undiscounted cash flow analysis as of March 31, 2020, June 30, 2020, and September 30, 2020, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The fair value of ROU assets measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to the net carrying values, and, as a result, ROU assets held and used with a carrying amount of $271.0 million were determined to have a fair value of $175.2 million resulting in an impairment charge of $95.8 million in the Commercial segment. The impairment charges of $0.3 million and $94.5 million for the three and nine months ended September 30, 2020, respectively, are included within Lease impairment in the Condensed Consolidated Statements of Income. Impairment charges included within General and administrative expenses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2020 for a certain abandoned operating lease amounted to $1.3 million. No lease impairment charges were recognized during the three and nine months ended September 30, 2019.

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to the COVID-19 pandemic, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and has also elected not to apply modification guidance under Topic 842. These concessions will be recognized as a reduction of rent expense in the month they occur and will be recorded within Cost of parking services within the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2020, as a result of the ongoing COVID-19 pandemic, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $9.2 million and $18.1 million related to rent concessions as a reduction to cost of services during the three and nine months ended September 30, 2020, respectively.

Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Costs associated with the right to use the infrastructure on these arrangements are recorded as a reduction of revenue. During the nine months ended September 30, 2020, as a result of the ongoing COVID -19 pandemic, the Company was able to negotiate cost reductions with certain entities.  As a result, the Company recorded $6.9 million and $25.2 million related to such cost reductions during the three and nine months ended September 30, 2020, respectively. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and classification on the Condensed Consolidated Balance Sheet as of September 30, 2020 (unaudited) and December 31, 2019 were as follows:

(millions)	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Right-of-use assets	$232.4	$431.7
Finance	Leasehold improvements, equipment and construction in progress, net	27.8	18.6
Total leased assets		$260.2	$450.3
Liabilities
Current
Operating	Short-term lease liabilities	$82.6	$115.2
Finance	Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	7.4	3.1
Noncurrent
Operating	Long-term lease liabilities	242.2	327.7
Finance	Long-term borrowings, excluding current portion	20.4	15.6
Total lease liabilities		$352.6	$461.6

The components of lease cost and classification in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Three Months Ended		Nine Months Ended
(millions) (unaudited)	Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost (a)(b)	Cost of services - lease type contracts	$6.3	$63.0	$67.1	$181.4
Short-term lease (a)	Cost of services - lease type contracts	4.7	7.5	18.9	25.4
Variable lease	Cost of services - lease type contracts	5.0	14.9	14.7	43.3
Operating lease cost		16.0	85.4	100.7	250.1
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.3	0.9	2.8	1.7
Interest on lease liabilities	Interest expense	0.3	0.2	0.8	0.6
Lease impairment	Lease impairment	0.3	—	94.5	—
Lease impairment	General and administrative expenses	1.3	—	1.3	—
Net lease cost		$19.2	$86.5	$200.1	$252.4

(a)

Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $1.4 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, compared to $1.6 million and $3.9 million for the three and nine months ended September 30, 2019, respectively.

(b)

Includes rent concessions amounting to $9.2 million and $18.1 million for the three and nine months ended September 30, 2020, respectively. No rent concessions were recognized during the nine months ended September 30, 2019.

Sublease income was $0.4 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.6 million during the nine months ended September 30, 2020 and 2019, respectively.

The Company has not entered into operating lease arrangements as of September 30, 2020 that commence in future periods.

Maturities of lease liabilities, lease term, and discount rate information as of September 30, 2020 were as follows:

(millions) (unaudited)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2020	$26.8	$2.1	$28.9
2021	91.0	8.0	99.0
2022	75.9	6.8	82.7
2023	55.0	4.8	59.8
2024	38.0	3.0	41.0
After 2024	88.3	6.6	94.9
Total lease payments	375.0	31.3	406.3
Less: Imputed interest	50.2	3.5	53.7
Present value of lease liabilities	$324.8	$27.8	$352.6
Weighted-average remaining lease term (years)	5.5	5.3
Weighted-average discount rate	5.0%	4.2%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$97.4	$135.9
Operating cash outflows related to interest on finance leases	0.8	0.6
Financing cash outflows related to finance leases	3.3	1.6
Leased assets obtained in exchange for new operating liabilities	13.1	50.1
Leased assets obtained in exchange for new finance lease liabilities	14.1	5.2

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

•

Transaction costs and other acquisition related costs (primarily professional services and advisory services, as well as write-offs of aged receivables incurred prior to acquisition) primarily related to the Bags acquisition incurred during the three and nine months ended September 30, 2019 (included within General and administrative expenses within the Consolidated Statements of Income) and;

•

Consulting costs for integration-related activities related to the Bags acquisition incurred during the three and nine months ended September 30, 2019 (included within General and administrative expenses within the Condensed Consolidated Statements of Income).

Included in General and administrative expenses are severance related costs of $0.9 million and $3.8 million for the three and nine months ended September 30, 2020, respectively, reflecting the actions the Company has taken to lessen the impacts of COVID-19 on the business. The acquisition, restructuring and integration related costs for the three and nine months ended September 30, 2020 and 2019 are summarized in the following table:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of services - lease type contracts	$0.1	$—	$0.5	$—
Cost of services - management type contracts	—	—	0.6	—
General and administrative expenses	1.6	—	5.8	1.3

The accrual for acquisition, restructuring and integration costs of $0.6 million and $0.1 million is included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Service concession arrangements

Service concession agreements include both lease type and management type contracts. Revenue generated from service concession arrangements is accounted for under the guidance of Topics 606 and 853. Certain expenses (primarily rental expense) related to service concession arrangements and depreciation and amortization, have been recorded as a reduction of Service revenue - lease type contracts.

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

Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of the reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 14. Business Unit Segment Information for further information on disaggregation of the Company's revenue by segment.

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

The Company's performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three and nine months ended September 30, 2020 and 2019, respectively, were not significant.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.

On September 30, 2020, the Company had $117.5 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2020	$13.7
2021	42.8
2022	26.1
2023	17.8
2024	9.8
2025 and thereafter	7.3
Total	$117.5

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net, and Accrued and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. See Note 1. Significant Accounting Policies and Practices for additional detail on the write-off of accounts receivable. There were no impairment charges recorded on contract assets and contract liabilities for the three and nine months ended September 30, 2020 and 2019.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of September 30, 2020 (unaudited) and December 31, 2019:

(millions)	September 30, 2020	December 31, 2019
Accounts receivable	$97.3	$151.3
Contract asset	6.3	11.0
Contract liability	(8.7)	(19.4)

Changes in contract assets which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019
Balance, beginning of period	$11.0	$11.4
Additional contract assets	6.3	10.3
Reclassification to accounts receivable	(11.0)	(11.4)
Balance, end of period	$6.3	$10.3

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liability balances during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019
Balance, beginning of period	$(19.4)	$(19.1)
Additional contract liabilities	(8.7)	(16.3)
Recognition of revenue from contract liabilities	19.4	19.1
Balance, end of period	$(8.7)	$(16.3)

Cost of contracts, net

Cost of contracts, net, represents the cost of obtaining contractual rights associated with providing services for management type contracts. Incremental costs incurred to obtain service contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. This is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life.

Amortization expense related to cost of contracts not considered service concession arrangements is included within Depreciation and amortization in the Condensed Consolidated Statements of Income.  Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue and were not significant for the three and nine months ended September 30, 2020 and 2019, respectively.  Amortization expense related to cost of contracts for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization expense	$0.6	$0.3	$1.3	$0.9

As of September 30, 2020 and December 31, 2019, cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets within Other noncurrent assets was $5.0 million and $4.3 million, respectively. No impairment charges were recorded for the three and nine months ended September 30, 2020 and 2019, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against the Company by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on the Company’s results of operation, financial condition or cash flows.

In determining the appropriate accounting for loss contingencies, the Company considers the likelihood of loss or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of potential loss. The Company regularly evaluates current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a potential loss or a range of potential loss involves significant estimation and judgment.  During the three and nine months ended September 30, 2020, the Company recorded $1.5 million and $6.0 million, respectively, in reserves related to legal matters.

6. Other Intangible Assets, net

The components of other intangible assets, net, at September 30, 2020 (unaudited) and December 31, 2019 were as follows:

		September 30, 2020			December 31, 2019
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	2.3	$2.9	$(1.1)	$1.8	$2.9	$(0.3)	$2.6
Trade names and trademarks	3.2	0.9	(0.1)	0.8	5.6	(1.2)	4.4
Proprietary know how	3.9	3.8	(0.2)	3.6	10.4	(2.0)	8.4
Management contract rights	8.3	81.0	(41.3)	39.7	81.0	(37.4)	43.6
Customer relationships	13.2	21.5	(2.1)	19.4	100.4	(7.2)	93.2
Other intangible assets, net (1)	9.4	$110.1	$(44.8)	$65.3	$200.3	$(48.1)	$152.2

(1)  Intangible assets have estimated remaining lives between one and fourteen years.

The table below shows the amortization expense related to intangible assets for the three and nine months ended September 30, 2020 and 2019, respectively, and is included in Depreciation and amortization within the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization expense	$3.3	$3.8	$11.1	$11.4

As discussed in Note 1. Significant Accounting Policies and Practices, the Company determined impairment testing triggers had occurred for certain intangible assets. The fair value of these intangible assets were classified as Level 3 in the fair value hierarchy. See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing Other Intangible Assets, net, for impairment.

Due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company analyzed undiscounted cash flows as of June 30, 2020 and determined the carrying value for a proprietary know how asset was higher than its projected undiscounted cash flows. As a result, the Company recorded $3.7 million of impairment charges within the Aviation segment during the nine months ended September 30, 2020 that are recognized in Impairment of goodwill and intangible assets in the Condensed Consolidated Statements of Income.

Additionally, due to the termination of certain contracts within the Aviation segment during August 2020 and the impact of COVID-19 on the Company's expected future operating cash flows, the Company analyzed undiscounted cash flows as of August 31, 2020 and determined the carrying values for the customer relationships and trade names and trademarks were higher than their projected undiscounted cash flows. As a result, the Company recorded $72.1 million of impairment charges within the Aviation segment during the three months ended September 30, 2020 that are recognized in Impairment of goodwill and intangible assets in the Condensed Consolidated Statements of Income.

Additional information on the impairment analysis and the impairment charge recognized during the three and nine months ended September 30, 2020 is provided below:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Customer relationships (1)	$69.2	$—	$69.2	$—
Trade names and trademarks (1)	2.9	—	2.9	—
Proprietary know how (2)	—	—	3.7	—
Total impairment of intangible assets	$72.1	$—	$75.8	$—

(1)

In connection with the analysis performed on August 31, 2020, customer relationships were valued using the multi-period earnings method and determined to have a carrying value of $73.8 million and a fair value of $4.6 million, while trade names and trademarks were valued using the royalty savings approach and determined to have a carrying value of $3.4 million and a fair value of $0.5 million, respectively.

(2)

In connection with the analysis performed on June 30, 2020, Proprietary know how were valued using the multi-period excess earnings method and determined to have a carrying value of $7.6 million and a fair value of $3.9 million, respectively.

No impairment charges were recorded during the three and nine months ended September 30, 2019.

7. Goodwill

The changes to the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

(millions) (unaudited)	Commercial	Aviation	Total
Net book value as of December 31, 2019
Goodwill	$377.0	$209.0	$586.0
Accumulated impairment losses	—	—	—
Total	$377.0	$209.0	$586.0
Impairment	—	(59.5)	(59.5)
Foreign currency translation	(0.1)	—	(0.1)
Net book value as of September 30, 2020
Goodwill	$376.9	$209.0	$585.9
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$376.9	$149.5	$526.4

In July 2020, the Company changed its internal reporting structure. All prior periods presented have been reclassified to reflect the new internal reporting structure. See Note 14. Business Unit Segment Information for further discussion.

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impacts of COVID-19, revenues for certain markets in which the Company operates have dropped significantly as compared to the expectations as of the October 1, 2019 annual impairment test. The Company does not know how long the COVID-19 pandemic and its effects will continue to impact results of the Company. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company’s expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis as of August 31, 2020 for the Aviation reporting unit. Accordingly, the Company determined the carrying value for the Aviation reporting unit was higher than its implied fair value. The implied fair value was determined based on cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors. As a result, the Company recorded $59.5 million of impairment charges during the three and nine months ended September 30, 2020, that were recognized in Impairment of goodwill and intangible assets in the Condensed Consolidated Statements of Income. If the impacts from the COVID-19 pandemic exceed the Company’s current expectations, additional impairment charges could be recorded in future periods. The fair value of goodwill was classified as Level 3 in the fair value hierarchy. No impairment charges were recorded during the three and nine months ended September 30, 2019.

8. Borrowing Arrangements

Long-term borrowings as of September 30, 2020 and December 31, 2019, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	September 30, 2020	December 31, 2019
		(unaudited)
Senior Credit Facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$339.9	$345.9
Other borrowings	Various	31.4	23.1
Total obligations under Senior Credit Facility and other borrowings		371.3	369.0
Less: Current portion of obligations under Senior Credit Facility and other borrowings		23.2	17.9
Total long-term obligations under Senior Credit Facility and other borrowings		$348.1	$351.1

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

Prior to the Third Amendment Effective Date, borrowings under the Senior Credit Facility bore interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a "floor" on LIBOR of 0.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%. Pursuant to the Third Amendment, (a) for the period from the Third Amendment Effective Date until the date on which the Company delivers a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375%, after which time the interest rate and the per annum rate will be determined as was previously provided in the Credit Agreement on the Closing Date, (b) the LIBOR "floor" was increased to 1.00%, (c) the Company was subject to a one-time liquidity test that required it to have liquidity of at least $50.0 million at June 30, 2020, and (d) certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Third Amendment), through the delivery of the compliance certificate for the fiscal quarter ending June 30, 2021.

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

Prior to the Third Amendment Effective Date, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 (with certain step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Third Amendment). In addition, the Company was required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement). As of March 31, 2020, the step-down of the maximum total debt to EBITDA ratio required the Company to maintain a maximum ratio of not greater than 4.00:1.0. Under the terms of the Third Amendment, the maximum consolidated debt to EBITDA ratio was waived for the quarter ended June 30, 2020.  Starting with the quarter ending September 30, 2020, the Company will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Third Amendment) of not greater than 5.50:1.0 (with certain step-downs described in the Amended Credit Agreement) and as of September 30, 2020 maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups described in the Amended Credit Agreement).

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

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Third Amendment did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above. The Company incurred approximately $1.7 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

As of September 30, 2020, the Company was in compliance with its debt covenants under the Credit Agreement.

At September 30, 2020, the Company had $52.0 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $343.1 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.6% and 3.5% for the periods ended September 30, 2020 and September 30, 2019, respectively. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% at September 30, 2020 and September 30, 2019.

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

See Note 13. Comprehensive (Loss) Income for the amount of loss recognized in Other Comprehensive income (loss) on the interest rate collars and loss reclassified from Accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2020, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the periods ended September 30, 2020 and December 31, 2019, respectively. The approximate redemption value of the Convertible Debentures outstanding at each of September 30, 2020 and December 31, 2019 was $1.1 million.

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

In July 2019, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, the Company repurchased 393,975 shares of common stock during the nine months ended September 30, 2020 at an average price of $38.78 per share.

In March 2020, the Company's Board of Director's authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the nine months ended September 30, 2020, no shares had been repurchased under this program.

As of September 30, 2020, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through September 30, 2020, in order to improve the Company's liquidity during the COVID-19 pandemic, the Company suspended repurchases under the stock repurchase programs.

The table below summarizes stock repurchase activity under the stock repurchase programs during the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total number of shares repurchased	—	536,743	393,975	958,459
Average price paid per share	$—	$34.83	$38.78	$33.73
Total value of shares repurchased	$—	$18.7	$15.3	$32.3

The following table summarizes the remaining authorized repurchase amounts in the aggregate under the stock repurchase programs as of September 30, 2020:

(millions) (unaudited)	September 30, 2020
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

The total deficiency repayments (net of payments made), interest and premium received and recognized under the Bradley Agreement for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Deficiency repayments	$—	$0.4	$0.1	$2.8
Interest	—	0.3	0.1	0.8
Premium	—	—	—	0.3

Deficiency payments made under the Bradley Agreement were recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received under the Bradley Agreement were recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium was recognized when received.

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million. The consideration was paid in cash during the three months ended September 30, 2020. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any, would be payable to the minority partner in April 2025. Based on a probability weighting of potential payouts, the criteria to accrue for such potential payments had not been met and the contingent consideration was estimated to have no fair value as of September 30, 2020. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

11. Stock-Based Compensation

Stock Grants

There were 25,066 and 14,076 stock grants granted during the nine months ended September 30, 2020 and 2019, respectively. The Company recognized $0.5 million of stock-based compensation expense related to stock grants for the three and nine months ended September 30, 2020 and 2019, respectively.

Restricted Stock Units

During the nine months ended September 30, 2019, 37,235 restricted stock units were awarded, 76,875 restricted stock units vested and 7,978 restricted stock units were forfeited under the Company's Long-Term Incentive Plan, as Amended and Restated (the "Plan"). During the nine months ended September 30, 2020, 64,665 restricted stock units vested.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2020 and 2019, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock-based compensation expense	$0.2	$0.3	$0.8	$0.8

As of September 30, 2020, there was $0.9 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.3 years.

Performance Share Units

During the nine months ended September 30, 2020 and 2019, the Company granted 96,056 and 144,097 performance share units to certain executives, respectively.  No performance share units vested during the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, 12,306 and 11,819 performance share units, respectively, were forfeited under the Plan. During the nine months ended September 30, 2020, compensation expense related to 302,631 performance share units granted under the Performance-Based Incentive Program was reversed, because the Company no longer expected the required performance targets to be achieved for those awards.

The table below shows the Company's stock-based compensation expense (reduction of expense) related to the Performance-Based Incentive Program for the three and nine months ended September 30, 2020 and 2019, respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock-based compensation expense	$(0.4)	$1.0	$(3.5)	$1.8

As of September 30, 2020, there was no unrecognized compensation expense related to performance share unit awards.

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

Basic and diluted net (loss) income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
(millions, except share and per share data) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net (loss) income attributable to SP Plus Corporation	$(88.1)	$14.2	$(173.3)	$40.0
Basic weighted average common shares outstanding	21,047,076	21,945,129	21,057,080	22,277,852
Dilutive impact of share-based awards	—	93,776	—	134,113
Diluted weighted average common shares outstanding	21,047,076	22,038,905	21,057,080	22,411,965
Net (loss) income per common share
Basic	$(4.19)	$0.64	$(8.23)	$1.79
Diluted	$(4.19)	$0.64	$(8.23)	$1.78

During the nine months ended September 30, 2020, common stock equivalents arising from 153,442 restricted stock units were considered anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting dates.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax benefit allocated to each component for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(millions) (unaudited)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$—	$—	$—	$(0.3)	$—	$(0.3)
Change in fair value of interest rate collars	0.6	0.2	0.4	(3.0)	(0.8)	(2.2)
Other Comprehensive (loss) income	$0.6	$0.2	$0.4	$(3.3)	$(0.8)	$(2.5)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(millions) (unaudited)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$—	$—	$—
Change in fair value of interest rate collars	(0.1)	$—	(0.1)	(1.2)	(0.3)	(0.9)
Other Comprehensive loss	$(0.2)	$—	$(0.2)	$(1.2)	$(0.3)	$(0.9)

The changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2020, were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)
Other comprehensive loss before reclassification	(0.3)	(2.9)	(3.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.7	0.7
Balance as of September 30, 2020	$(2.6)	$(2.6)	$(5.2)

The changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2019, were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(2.4)	$—	$(2.4)
Other comprehensive loss before reclassification	—	(0.9)	(0.9)
Balance as of September 30, 2019	$(2.4)	$(0.9)	$(3.3)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2020	2019	2020	2019
Net realized loss	$0.6	$—	$1.0	$—	Other expenses
Reclassifications before tax	0.6	—	1.0	—
Income tax benefit	0.2	—	0.3	—
Reclassifications, net of tax	$0.4	$—	$0.7	$—

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

In December 2019 and July 2020, the Company changed its internal reporting segment information reported to the CODM. Certain immaterial hospitality locations previously reported under Aviation are now included in Commercial and certain immaterial locations previously reported under Commercial are now included in Other. All prior periods for each segment presented have been reclassified to reflect the new internal reporting to the CODM.

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

The following is a summary of revenues and gross profit by operating segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
(millions) (unaudited)	September 30, 2020	Gross Margin %	September 30, 2019	Gross Margin %	September 30, 2020	Gross Margin %	September 30, 2019	Gross Margin %
Services Revenue
Commercial
Lease type contracts	$37.4		$96.2		$142.5		$283.6
Management type contracts	46.5		64.7		162.7		198.7
Total Commercial	83.9		160.9		305.2		482.3
Aviation
Lease type contracts	1.0		8.1		7.5		23.4
Management type contracts	31.6		65.4		111.4		189.5
Total Aviation	32.6		73.5		118.9		212.9
Other
Lease type contracts	0.1		0.3		0.4		0.6
Management type contracts	1.6		2.5		5.5		7.2
Total Other	1.7		2.8		5.9		7.8
Reimbursed management type contract revenue	110.9		181.4		412.2		539.2
Total Services Revenue	$229.1		$418.6		$842.2		$1,242.2
Gross Profit
Commercial
Lease type contracts	$3.3	8.8%	$7.8	8.1%	$(11.4)	(8.0)%	$22.6	8.0%
Management type contracts	20.8	44.7%	27.1	41.9%	58.5	36.0%	77.4	39.0%
Lease impairment	(0.3)	N/M	—	N/M	(94.5)	N/M	—	N/M
Total Commercial	23.8		34.9		(47.4)		100.0
Aviation
Lease type contracts	0.3	30.0%	2.4	29.6%	0.3	4.0%	6.4	27.4%
Management type contracts	13.7	43.4%	16.9	25.8%	30.0	26.9%	50.8	26.8%
Total Aviation	14.0		19.3		30.3		57.2
Other
Lease type contracts	0.5	N/M	1.4	N/M	3.8	N/M	4.1	N/M
Management type contracts	3.7	N/M	3.1	N/M	11.7	N/M	12.5	N/M
Total Other	4.2		4.5		15.5		16.6
Total gross profit	$42.0		$58.7		$(1.6)		$173.8

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

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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

We operate under two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under a lease type contract, we generally pay to the client either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2020, we operated approximately 85% of our locations under management type contracts and approximately 15% under lease type contracts.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and general and administrative expenses. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Revenue from lease type contracts also includes a reduction of Services revenue - lease type contracts pursuant to ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense be presented as a reduction of Services revenue - lease type contracts for those facilities (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 89% and 92% for the twelve-month periods ended September 30, 2020 and 2019, respectively. This retention rate captures facilities in the Commercial segment.

Commercial Segment Facilities

In order to mitigate some of the impact from the COVID-19 pandemic, we converted many of our lease locations to management locations during the nine months September 30, 2020. In addition, we were able to exit many less profitable contracts, which were for both leased and managed facilities. The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
Leased facilities	466	609	617
Managed facilities	2,596	2,560	2,556
Total Commercial segment facilities	3,062	3,169	3,173

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

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed type contracts. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at those facilities, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying management type contract.

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

General and Administrative Expenses

General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices, supervisory employees and board of directors.

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

We may perform a qualitative, rather than quantitative, assessment, to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. As of January 1, 2020, we adopted Accounting Standards Update ("ASU") 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Beginning in March 2020, we noted that the COVID-19 pandemic and the resulting stay at home orders issued by local governments were impacting certain of our businesses. These factors have significantly impacted the hospitality and travel industries, as well as overall consumer discretionary spending.

Due to the impacts of COVID-19, revenues for certain markets in which we operate have dropped significantly as compared to the expectations as of the October 1, 2019 annual impairment test. We do not know how long the impacts of COVID-19 will impact the results of the Company. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on our expected future operating cash flows triggered us to complete a quantitative goodwill impairment analysis for our Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, we determined that estimated carrying values exceeded implied fair value for the Aviation reporting unit and goodwill was impaired during the three months ended September 30, 2020. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.

Other Intangibles Assets, net

Other intangible assets represent assets with finite lives that are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

As a result of the termination of certain contracts within the Aviation reporting unit and the ongoing impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred related to our intangible assets. Accordingly, we analyzed undiscounted cash flows for certain intangible assets as of August 31, 2020. Based on that undiscounted cash flow analysis, we determined that estimated net carrying values exceeded undiscounted future cash flows for certain intangible assets and therefore as of August 31, 2020, certain intangible assets were impaired. See Note 6. Other Intangible Assets in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

In December 2019 and July 2020, we changed our internal reporting segment information reported to the CODM. Certain immaterial hospitality locations previously reported under Aviation are now included in Commercial and certain immaterial locations previously reported under Commercial are now included in Other. All prior periods for each segment presented have been reclassified to conform to our internal reporting structure.

Analysis of Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months September 30, 2019

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

Consolidated results for the three months ended September 30, 2020 and 2019, respectively, include the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2020	September 30, 2019	Amount	%
Services revenue (1)	$118.2	$237.2	$(119.0)	(50.2)%
Cost of services (2)	75.9	178.5	(102.6)	(57.5)%
Lease impairment	0.3	—	0.3	100.0%
Gross profit	42.0	58.7	(16.7)	(28.4)%
General and administrative expenses	18.4	26.0	(7.6)	(29.2)%
Depreciation and amortization	8.2	7.3	0.9	12.3%
Impairment of goodwill and intangible assets	131.6	—	131.6	100.0%
Operating (loss) income	(116.2)	25.4	(141.6)	(557.5)%
Income tax (benefit) expense	(33.5)	5.7	(39.2)	(687.7)%
(1)	Excludes Reimbursed management type contract revenue
(2)	Excludes Reimbursed management type contract expense

Services revenue decreased by $119.0 million, or 50.2%, attributable to the following:

•

Services revenue for lease type contracts decreased $66.1 million, or 63.2%, primarily driven by a decrease of $41.6 million from existing business, $13.0 million from locations that converted to management type contracts during the periods presented, and $11.6 million from expired business, partially offset by an increase of $0.1 million from new/acquired business. Existing business revenue decreased $41.6 million, or 52.9%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic.

•

Services revenue for management type contracts decreased $52.9 million, or 39.9%, primarily from a decrease of $50.0 million from existing business and $10.7 million from expired business, partially offset by an increase of $7.2 million from new/acquired business and $0.6 million from locations that converted from lease type contracts during the periods presented. Existing business revenue decreased $50.0 million, or 42.9%, primarily due to a decrease in volume based management type contracts primarily related to the Aviation segment as a result of the ongoing COVID-19 pandemic, partially offset by $5.6 million of termination fees received related to certain terminated Aviation contracts.

Gross profit decreased by $16.7 million, or 28.4%, attributable to the following:

•

Gross profit for lease type contracts decreased $7.5 million, or 64.7%, and gross profit percentage decreased to 10.6% for the three months ended September 30, 2020, compared to 11.1% for the three months ended September 30, 2019. Gross profit for lease type contracts decreased as a result of decreases in existing business, expired business, locations that converted to management type contracts during the periods presented, and new/acquired business. Gross profit for existing business decreased $3.6 million, or 37.5%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic and an increase in legal expenses, partially offset by the recognition of certain concessions of $14.4 million, as well as a decrease in overall net operating costs.

•

Gross profit for management type contracts decreased $8.9 million, or 18.9%, while gross profit percentage for management type contracts increased to 47.9% for three months ended September 30, 2020, compared to 35.5% for three months ended September 30, 2019. Gross profit for management type contracts decreased as a result of decreases in existing business and expired business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $6.3 million, or 15.7%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by a decrease in compensation, benefits, overall net operating costs and $5.6 million of termination fees received related to certain terminated Aviation contacts.

•

We recognized $0.3 million of impairment charges related to operating lease ROU assets in the Commercial segment for the three months ended September 30, 2020. Due to the impact of COVID-19 on our operations, our projected future revenue, profitability and operating cash flows for certain locations is expected to be lower than our prior projections. As a result, the fair value of those locations was lower than their carrying value and a corresponding impairment charge was recorded during the three months ended September 30, 2020. No ROU impairment charges were recognized during the three months ended September 30, 2019.

General and administrative expenses decreased $7.6 million, or 29.2%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily related to lower performance based compensation during the three months ended September 30, 2020, as well as cost reduction initiatives during the three months ended September 30, 2020 as compared to the prior year, partially offset by an increase in acquisition, restructuring and integration costs. Impairment charges included within General and administrative expenses in the Condensed Consolidated Statements of Income during the three months ended September 30, 2020 for an abandoned operating lease amounted to $1.3 million. No similar impairment charges were recognized during the three months ended September 30, 2019.

We recognized $131.6 million of impairment charges related to certain finite lived intangible assets and goodwill during the three months ended September 30, 2020 in the Aviation segment. Due to the impact of COVID-19 on our operations and the termination of certain Aviation contracts, our projected future revenue, profitability and operating cash flows within the Aviation segment are expected to be lower than our prior projections. As a result, the implied fair value of certain asset groups related to finite lived intangible assets within the Aviation segment were lower than their carrying value, resulting in $72.1 million of impairment charges being recorded during the three months ended September 30, 2020. In addition, based on the quantitative goodwill impairment analysis performed by us as of August 31, 2020, the estimated carrying values for the Aviation reporting unit exceeded their implied fair value, resulting in $59.5 million of goodwill impairment charges being recorded during the three months ended September 30, 2020. No similar impairment charges were recognized during the three months ended September 30, 2019.

Our effective tax rate was 27.5% for the three months ended September 30, 2020 and 2019.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the three months ended September 30, 2020 and 2019.

Commercial segment: Services Revenue

Lease type contracts. Revenue decreased $58.8 million, or 61.1%, to $37.4 million for the three months ended September 30, 2020, compared to $96.2 million for the three months ended September 30, 2019. Existing business decreased $39.3 million, or 52.2%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Revenue from other business decreased by $19.5 million, or 93.3%, primarily due to decreases of $9.9 million from expired business and $9.7 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.1 million from new/acquired business.

Management type contracts. Revenue decreased $18.2 million, or 28.1%, to $46.5 million for the three months ended September 30, 2020, compared to $64.7 million for the three months ended September 30, 2019.  Existing business management type revenue decreased $17.4 million, or 32.0%, primarily due to a decrease in volume based management type contracts. Other business management type revenue decreased by $0.8 million, or 7.8%, primarily due to a decrease of $8.9 million from expired business, partially offset by increases of $7.7 million from new/acquired business and $0.4 from locations that converted from lease type contracts during the periods presented.

Commercial segment: Gross Profit

Lease type contracts. Gross profit decreased $4.5 million, or 57.7%, to $3.3 million for the three months ended September 30, 2020, compared to $7.8 million for three months ended September 30, 2019. Gross profit percentage increased to 8.8% for the three months ended September 30, 2020, compared to 8.1% for the three months ended September 30, 2019. Gross profit decreased as a result of declines in expired business, existing business as a result of the ongoing COVID-19 pandemic, and new/acquired business. Gross profit for existing business decreased $1.8 million, or 25.4%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by decreases in rent expense primarily due to the recognition of certain concessions of $11.2 million, as well as decreases in variable rent and overall net operating costs.

Management type contracts. Gross profit decreased $6.3 million, or 23.2%, to $20.8 million for the three months ended September 30, 2020, compared to $27.1 million for the three months ended September 30, 2019. Gross profit percentage increased to 44.7% for three months ended September 30, 2020, compared to 41.9% for three months ended September 30, 2019. Gross profit decreased as a result of decreases in existing business and expired business, partially offset by an increase in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $5.6 million, or 23.8%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by a decrease in compensation, benefits and overall net operating costs.

Aviation segment: Services Revenue

Lease type contracts. Revenue decreased $7.1 million, or 87.7%, to $1.0 million for the three months ended September 30, 2020, compared to $8.1 million for the three months ended September 30, 2019. Existing business decreased $2.1 million, or 67.7%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Other business decreased by $5.0 million, or 100.0%, primarily due to decreases of $3.3 million from locations that converted to management type contracts during the periods presented and $1.7 million from expired business.

Management type contracts. Revenue decreased $33.8 million, or 51.7%, to $31.6 million for the three months ended September 30, 2020, compared to $65.4 million for the three months ended September 30, 2019.  Existing business decreased by $31.7 million, or 53.1%, primarily due to a decrease in volume based management type contracts, partially offset by the $5.6 million of termination fees received related to certain terminated contracts. Other business decreased by $2.1 million, or 36.8%, primarily due to decreases of $1.8 million from expired business and $0.5 million from new/acquired business, partially offset by an increase of $0.2 million from locations that converted from lease type contracts during the periods presented.

Aviation segment: Gross Profit

Lease type contracts. Gross profit decreased $2.1 million, or 87.5%, to $0.3 million for the three months ended September 30, 2020, compared to $2.4 million for three months ended September 30, 2019. Gross profit percentage increased to 30.0% for the three months ended September 30, 2020, compared to 29.6% for the three months ended September 30, 2019. Gross profit decreased as a result of decreases in existing business, expired business and locations that converted to management type contracts during the periods presented. Gross profit for existing business decreased $0.9 million, or 81.8%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by the recognition of certain concessions of $4.8 million and a decrease in overall net operating costs.

Management type contracts. Gross profit decreased $3.2 million, or 18.9%, to $13.7 million for the three months ended September 30, 2020, compared to $16.9 million for the three months ended September 30, 2019. Gross profit percentage increased to 43.4% for three months ended September 30, 2020, compared to 25.8% for three months ended September 30, 2019. Gross profit decreased as a result of decreases in expired business, existing business, and new/acquired business, partially offset by locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $1.3 million, or 9.6%, primarily due to decreases in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by $5.6 million of termination fees received related to certain terminated contracts and decreases in overall net operating costs.

"Other" segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to the Commercial or Aviation Segments and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” decreased $1.1 million, or 39.3%, to $1.7 million for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019. Gross profit for “Other” decreased $0.3 million, or 6.7%, to $4.2 million for the three months ended September 30, 2020, compared to $4.5 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Consolidated results of the nine months ended September 30, 2020 and 2019 include the following notable items:

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2020	September 30, 2019	Amount	%
Services revenue (1)	$430.0	$703.0	$(273.0)	(38.8)%
Cost of services (2)	337.1	529.2	(192.1)	(36.3)%
Lease impairment	94.5	—	94.5	100.0%
Gross profit	(1.6)	173.8	(175.4)	(100.9)%
General and administrative expenses	61.9	80.8	(18.9)	(23.4)%
Depreciation and amortization	23.6	21.8	1.8	8.3%
Impairment of goodwill and intangible assets	135.3	—	135.3	100.0%
Operating (loss) income	(222.4)	71.2	(293.6)	(412.4)%
Income tax (benefit) expense	(63.7)	14.6	(78.3)	(536.3)%
(1)	Excludes Reimbursed management type contract revenue
(2)	Excludes Reimbursed management type contract expense

Services revenue decreased by $273.0 million, or 38.8%, attributable to the following:

•

Services revenue for lease type contracts decreased $157.2 million, or 51.1%, primarily driven by a decrease of $100.8 million from existing business, $30.8 million from expired business, $25.4 million from locations that converted to management type contracts during the periods presented, and $0.2 million from new/acquired business. Existing business revenue decreased $100.8 million, or 44.6%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic.

•

Services revenue for management type contracts decreased $115.8 million, or 29.3%, primarily due to a decrease of $113.9 million from existing business and $27.5 million from expired business, partially offset by an increase of $24.6 million from new/acquired business and $1.0 million from locations that converted from lease type contracts during the periods presented. Existing business revenue decreased $113.9 million, or 33.8%, primarily due to a decrease in volume based management type contracts primarily related to the Aviation segment as a result of the ongoing COVID-19 pandemic, partially offset by $5.6 million of termination fees received related to certain terminated Aviation contacts.

Gross profit decreased by $175.4 million, or 100.9%, attributable to the following:

•

Gross profit for lease type contracts decreased $40.4 million, or 122.1%, and gross profit percentage was negative 4.9% for the nine months ended September 30, 2020, compared to 10.8% for the nine months ended September 30, 2019. Gross profit decreased as a result of decreases in gross profit for existing business, expired business, locations that converted to management type contracts during the periods presented and new/acquired business. Gross profit for existing business decreased $24.0 million, or 89.2%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic and an increase in legal and bad debt expense, partially offset by the recognition of certain concessions of $41.2 million, as well as a decrease in overall net operating costs.

•

Gross profit for management type contracts decreased $40.5 million, or 28.8%, while gross profit percentage for management type contracts increased to 35.8% for nine months ended September 30, 2020, compared to 35.6% for nine months ended September 30, 2019. Gross profit decreased as a result of decreases in gross profit for existing business and expired business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $26.6 million, or 23.2%, primarily due to a decrease in volume based management type contracts and increase in legal and bad debt expenses, partially offset by a decreases in compensation, benefits, overall net operating costs and $5.6 million of termination fees received related to certain terminated Aviation contacts.

•

We recognized $94.5 million of impairment charges related to operating lease ROU assets in the Commercial segment for the nine months ended September 30, 2020. Due to the impact of COVID-19 on our operations, our projected future operating cash flows for certain locations is expected to lower. As a result, the fair value of those locations was lower than their carrying value and a corresponding impairment charge was recorded during the nine months ended September 30, 2020. No impairment charge was recognized during the nine months ended September 30, 2019.

General and administrative expenses decreased $18.9 million, or 23.4%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily related to the reversal of stock based compensation related to performance share units during the nine months ended September 30, 2020, as well as lower performance based compensation and cost initiatives, partially offset by an increase in acquisition, restructuring and integration costs. Impairment charges of $1.3 million during the nine months ended September 30, 2020 related to an abandoned operating lease. No similar impairment charges were recognized during the nine months ended September 30, 2019.

We recognized $135.3 million of impairment charges related to certain finite lived intangible assets and goodwill during the nine months ended September 30, 2020 in the Aviation segment. Due to the impact of COVID-19 on our operations and the termination of certain Aviation contracts, our projected future revenue, profitability and operating cash flows within the Aviation segment are expected to be lower than our prior projections. As a result, the implied fair value of certain asset groups related to finite lived intangible assets within the Aviation segment were lower than their carrying value, resulting in $75.8 million of impairment charges being recorded during the nine months ended September 30, 2020. In addition, based on the quantitative goodwill impairment analysis performed by us as of August 31, 2020, the estimated carrying values for the Aviation reporting unit exceeded their implied fair value, resulting in $59.5 million of goodwill impairment charges being recorded during the nine months ended September 30, 2020. No similar impairment charges were recognized during the nine months ended September 30, 2019.

Our effective tax rate was 26.8% for the nine months ended September 30, 2020 compared to 25.7% for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 reflects a decrease in estimated tax credits and an increase in valuation allowances on state net operating loss carryforwards.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the nine months ended September 30, 2020 and 2019.

Commercial segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $141.1 million, or 49.8%, to $142.5 million for the nine months ended September 30, 2020, compared to $283.6 million for the nine months ended September 30, 2019. Existing business revenue decreased $96.6 million, or 44.3%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Revenue from other business decreased by $44.5 million, or 67.8%, primarily due to decreases of $26.3 million from expired business and $18.7 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.5 million from new/acquired business.

Management type contracts. Management type contract revenue decreased $36.0 million, or 18.1%, to $162.7 million for the nine months ended September 30, 2020, compared to $198.7 million for the nine months ended September 30, 2019. Existing business revenue decreased by $36.8 million, or 22.5%, primarily due to a decrease in volume based management type contracts. Management type revenue from other business increased by $0.8 million, or 2.3%, primarily due to an increase of $22.2 million from new/acquired business and $0.7 in locations that converted from lease type contracts, partially offset by a decrease of $22.1 million from expired business.

Commercial segment: Gross Profit

Lease type contracts. Gross profit decreased $34.0 million, or 150.4%, to a loss of $11.4 million for the nine months ended September 30, 2020, compared to gross profit of $22.6 million for nine months ended September 30, 2019. Gross profit percentage decreased to negative 8.0% for the nine months ended September 30, 2020, compared to 8.0% for the nine months ended September 30, 2019. Gross profit decreased as a result of declines in existing business, expired business, new/acquired business, and locations that converted to management type contracts in the periods presented. Gross profit for existing business decreased $22.1 million, or 107.8%, primarily due to decreases in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by the recognition of certain concessions of $20.1 million, as well as decreases in variable rent and overall net operating costs.

Management type contracts. Gross profit decreased $18.9 million, or 24.4%, to $58.5 million for the nine months ended September 30, 2020, compared to $77.4 million for the nine months ended September 30, 2019. Gross profit percentage decreased to 36.0% for nine months ended September 30, 2020, compared to 39.0% for nine months ended September 30, 2019. Gross profit decreased as a result of declines in existing business and expired business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $13.4 million, or 20.7%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by a decrease in compensation, benefits and overall net operating costs.

Aviation segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $15.9 million, or 67.9%, to $7.5 million for the nine months ended September 30, 2020, compared to $23.4 million for the nine months ended September 30, 2019. Existing business revenue decreased $4.0 million, or 55.6%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic. Revenue from other business decreased by $11.9 million, or 73.5%, primarily due to decreases of $6.7 million from locations that converted to management type contracts during the periods presented, $4.5 million from expired business, and $0.7 million from new/acquired business.

Management type contracts. Management type contract revenue decreased $78.1 million, or 41.2%, to $111.4 million for the nine months ended September 30, 2020, compared to $189.5 million for the nine months ended September 30, 2019.  Existing business decreased by $75.4 million, or 45.5%, primarily due to a decrease in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by $5.6 million of termination fees received related to certain terminated contracts. Revenue from other business decreased by $2.7 million, or 11.3%, primarily due to a decrease of $5.4 million from expired business, partially offset by increases of $2.4 million from new/acquired business and $0.3 million from locations that converted from lease type contracts during the periods presented.

Aviation segment: Gross Profit

Lease type contracts. Gross profit decreased $6.1 million, or 95.3%, to $0.3 million for the nine months ended September 30, 2020, compared to $6.4 million for nine months ended September 30, 2019. Gross profit percentage decreased to 4.0% for the nine months ended September 30, 2020, compared to 27.4% for the nine months ended September 30, 2019. Gross profit decreased as a result of declines in locations that converted to management type contracts in the periods presented, existing business, expired business and new/acquired business. Gross profit for existing business decreased $1.6 million, or 69.6%, primarily due to declines in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by the recognition of certain concessions of $23.1 million, as well as a decrease in variable rent and overall net operating costs.

Management type contracts. Gross profit for management type contracts decreased $20.8 million, or 40.9%, to $30.0 million for the nine months ended September 30, 2020, compared to $50.8 million for the nine months ended September 30, 2019. Gross profit percentage increased to 26.9% for nine months ended September 30, 2020, compared to 26.8% for nine months ended September 30, 2019. Gross profit decreased as a result of declines in existing business, expired business and new/acquired business, partially offset by an increase in locations that converted from lease type contracts in the periods presented. Gross profit for existing business decreased $12.4 million, or 33.2%, primarily due to decreases in volume based management type contracts as a result of the ongoing COVID-19 pandemic, partially offset by decreases in overall net operating costs and $5.6 million of termination fees received related to certain terminated contacts.

"Other" segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” decreased $1.9 million, or 24.4%, to $5.9 million for the nine months ended September 30, 2020, compared to $7.8 million for the nine months ended September 30, 2019. Gross profit for “Other” decreased $1.1 million, or 6.6%, to $15.5 million for the nine months ended September 30, 2020, compared to $16.6 million for the nine months ended September 30, 2019.

Analysis of Financial Condition

Liquidity and Capital Resources

General

We continually project anticipated cash requirements for our operating, investing and financing needs, as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll, insurance claims, interest and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, cost of contracts, distributions to noncontrolling interests, share repurchases and payments on our outstanding indebtedness.

As of September 30, 2020, we had $15.6 million of cash and cash equivalents and $180.3 million of borrowing availability under our Senior Credit Facility. The COVID-19 pandemic and resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of the COVID-19 outbreak. We are taking further actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures and suspending repurchases of our common stock. On May 6, 2020, we entered into the third amendment to our credit agreement, which, among other things, increased the funds available under our revolving credit facility by $45.0 million. The additional capacity will be available until May 5, 2021. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On September 30, 2020, we had total indebtedness of approximately $371.3 million, an increase of $2.3 million from December 31, 2019. The $371.3 million in total indebtedness as of September 30, 2020 includes:

•	$339.9 million under our Senior Credit Facility, net of deferred financing costs of $2.2 million and discounts of $1.0 million
•	$31.4 million of other debt including finance lease obligations, obligations on seller notes and other indebtedness.

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

Prior to the Third Amendment Effective Date, borrowings under the Senior Credit Facility bore interest, at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate ("LIBOR") loans, subject to a "floor" on LIBOR of 0.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%. Pursuant to the Third Amendment, (a) for the period from the Third Amendment Effective Date until the date on which we deliver a compliance certificate for the fiscal quarter ending September 30, 2021, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375%, after which time the interest rate and per annum rate will be determined as was previously provided in the Credit Agreement on the Closing Date, (b) the LIBOR "floor" was increased to 1.00%, (c) certain other  negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Third Amendment), through the delivery of the compliance certificate for the fiscal quarter ending September 30, 2021.

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

Prior to the Third Amendment Effective Date, we were required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 (with certain step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Third Amendment).  In addition, we were required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement). Under the terms of the Third Amendment, the maximum consolidated debt to EBITDA ratio will be waived for the quarter ending September 30, 2020. Starting with the quarter ending September 30, 2020, we will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Third Amendment) of not greater than 5.50:1.0 (with certain step-downs described in the Amended Credit Agreement) and as of September 30, 2020 maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups described in the Amended Credit Agreement).

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

As of September 30, 2020, we had $52.0 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility were $343.1 million (excluding debt discount of $1.0 million and deferred financing costs of $2.2 million).  As of September 30, 2020, we were in compliance with the covenants under the Credit Agreement, and we had $180.3 million of borrowing availability under the Senior Credit Facility.

Stock Repurchases

On March 10, 2020, we suspended stock repurchases in order to help improve liquidity in response to the impacts of COVID-19.

In May 2016, our Board of Directors authorized us to repurchase on the open market shares of our outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in the completion of the program in August 2019.

In July 2019, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, we have repurchased 393,975 shares of common stock at an average price of $38.78 during the nine months ended September 30, 2020.

In March 2020, our Board of Director's authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate.  We have yet to repurchase shares under this program.

The table below summarizes share repurchase activity during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total number of shares repurchased	—	536,743	393,975	958,459
Average price paid per share	$—	$34.83	$38.78	$33.73
Total value of shares repurchased	$—	$18.7	$15.3	$32.3

Since commencement, under all three programs, we have repurchased 2,034,742 shares of common stock through September 30, 2020. The following table summarizes the remaining authorized repurchase amounts under the programs as of September 30, 2020.

(millions) (unaudited)	September 30, 2020
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. The following describes our cash flows for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$27.9	$54.8
Net cash used in investing activities	(9.0)	(8.2)
Net cash used in financing activities	(27.1)	(56.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net decrease in cash and cash equivalents	$(8.5)	$(10.3)

Operating Activities

Net cash provided by operating activities was $27.9 million for the nine months ended September 30, 2020 as compared to $54.8 million during the nine months ended September 30, 2019. The decrease in net cash provided by operating activities primarily resulted from the impacts of COVID-19, partially offset by better working capital management and lower cash taxes.

Investing Activities

Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2020, an increase of $0.8 million from $8.2 million during the nine months ended September 30, 2019, primarily due to the noncontrolling interest buyout during the nine months ended September 30, 2020.  Cash used to purchase leasehold improvements and equipment was $5.8 million during the nine months ended September 30, 2020 as compared to $6.4 million during the nine months ended September 30, 2019.

Financing Activities

Net cash used in financing activities was $27.1 million for the nine months ended September 30, 2020, a decrease of $29.8 million from $56.9 million during the nine months ended September 30, 2019. The decrease in net cash used in investing activities was primarily due to higher withdrawals on the Senior Credit Facility.

Cash and Cash Equivalents

We had Cash and cash equivalents of $15.6 million and $24.1 million at September 30, 2020 and December 31, 2019, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We are taking precautions to protect the safety and well-being of our employees, clients and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our ability to continue to provide services to our clients.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business, as many of the clients we serve have suspended or closed operations. We have been, and will continue to be, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, the demand for the services we provide, including professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, event logistics, and other technology-driven mobility solutions.

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

•	the short and longer-term impact of statewide stay-at-home orders, including the possible acceleration of the movement toward home office or “work from home” alternatives;
•	the ability of our clients and our customers to navigate the impacts of the pandemic;
•	actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and in-person gatherings; and
•

how quickly economies, travel activity, sporting events, concerts and other social or business functions and gatherings and demand for the related services we provide recover after the pandemic subsides.

The COVID-19 pandemic has already subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below.

•

COVID-19 has negatively impacted, and, in the future, particularly following the end of the period covered by this Quarterly Report on Form 10-Q, is expected to continue to negatively impact to an extent we are unable to predict, our revenues from the services we provide, which are driven primarily by revenues from commercial, travel, entertainment and leisure-related activities.
•

Our clients may experience a decline in their revenues due to the pandemic, which may cause them to be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our revenues and liquidity.

•

Our clients with whom we have management type contracts may also require us to deposit all parking revenues directly into their respective accounts-a departure from our typical practice under such contracts of depositing such revenues into one of our accounts and, after withholding and retaining any operating expenses and other amounts for which we are responsible or to which we are entitled, remit funds to the client.  If client requests for such an arrangement are significant, our working capital and liquidity may be adversely affected.

As a result, we have taken steps to reduce operating costs and other expenses while improving efficiency, including furloughing a substantial number of our personnel, implementing reduced work hours for other hourly personnel, eliminating non-essential spending and capital expenditures and suspending our stock repurchase program. Those steps, along with others we have taken and will take in the future, to reduce our costs may not be sufficient to offset any reduction in our revenues and, at the same time, may negatively impact our ability to attract and retain employees and senior management, retain or expand our client and customer base, continue to provide services sufficient to meet customer demand, including, in particular, following the end of the pandemic, and compete with others in our industries, and our reputation, revenues and market share may suffer as a result.

In addition, if our furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, we may experience operational challenges, which could limit our ability to grow and expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work hours could lead employees to depart the company and make it harder for us to recruit and hire new employees in the future.

Our ability to grow our company may also be harmed by COVID-19. If COVID-19 or general economic weakness causes further deterioration for the travel, leisure and hospitality industry or the other industries to which we provide services, we may not be able to expand the geographies in which we provide our services or acquire businesses that may enable us to fuel our growth.  In addition, once the pandemic subsides, certain acquisition or other opportunities to grow our business may no longer be available, because such opportunities may have been pursued by our competitors or such opportunities may be too costly or time-consuming for us to pursue at that time. See “Risks relating to our acquisition strategy may adversely impact our results of operations.” See also “We are subject to intense competition that could constrain our ability to gain business and adversely impact our profitability.”

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

Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. October 1st is our annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends. The goodwill impairment test is performed at the reporting unit level. If the fair value of one of our reporting units is less than its carrying value, we would record impairment for the excess of the carrying amount over the implied fair value. The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of our reporting units and changes in the cost structure of existing facilities. During the nine months ended September 30, 2020, we recognized a goodwill impairment charge of $59.5 million. See Note 1. Significant Accounting Policies and Practices and Note 7. Goodwill to our Condensed Consolidated Financial Statements for further discussion.

We evaluate our long-lived assets, including lease ROU and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset group. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If we conclude that the projected undiscounted cash flows are less than the carrying amount, impairment would be recorded for the excess of the carrying amount over the estimated fair value. During the nine months ended September 30, 2020, we concluded that certain ROU and intangible assets were impaired and recorded impairment charges amounting to $95.8 million and $75.8 million, respectively. See Notes 1. Significant Accounting Policies and Practices, Note 2. Leases and Note 6. Other Intangible Assets, net to our Condensed Consolidated Financial Statements for further discussion.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated November 9, 2020 for G Marc Baumann, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 9, 2020 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2020.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: November 9, 2020	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)