Form 10-K
period 2020-12-31
SP Plus Corp
filed 2021-02-22
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. O

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐                      No ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $476.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Class	Outstanding at February 19, 2021
Common Stock, $0.001 par value per share	23,124,954 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 12, 2021 are incorporated by reference into Part III of this Form 10-K. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Acquisitions, Investment in Joint Venture and Sale of Business

On November 30, 2018, we acquired the outstanding shares of ZWB Holdings, Inc. and Rynn's Luggage Corporation, and their subsidiaries and affiliates (collectively, "Bags"), for an all-cash purchase price of $277.9 million, net of $5.9 million of cash acquired. Bags is a leading provider of baggage services, remote airline check-in, and other related services, primarily to airline, airport and hospitality clients. Bags provides these services by combining exceptional customer service with innovative technologies. Bags clients include major airlines, airports, sea ports, cruise lines, and leading hotels and resorts.

Our Operations

Our experience in the industries we serve has allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high-quality services that facilitate the movement of people, vehicles and personal belongings. We serve a variety of industries and have industry vertical specific specialization in commercial real estate, residential communities, hotels and resorts, airports, airlines, cruise lines, healthcare facilities, municipalities and government facilities, retail operations, large event venues, colleges and universities.

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

Our revenue is derived from a broad and diverse group of clients, industry vertical markets and geographies. Our clients include some of North America's largest private and public owners, municipalities and governments, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, healthcare facilities and medical centers, sports and special event complexes, hotels and resorts, airlines and cruise lines. No single client accounted for more than 6% of our revenue, net of reimbursed management type contract revenue, or more than 6% of our gross profit for the year ended December 31, 2020. Additionally, we have built a diverse geographic footprint that spans operations in 45 states, the District of Columbia and Puerto Rico, and 4 Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of clients in a single market.

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

•	baggage services, including delivery of delayed luggage and baggage handling services;
•	remote airline check-in services;
•	wheelchair assist services at airports and to airline passengers;
•	baggage repair and replacement services;
•	on-street parking meter collection and other forms of parking enforcement services;
•	valet services, including vehicle staging, doorman/bellman services and valet tracking systems with text-for-car capabilities;
•

remote monitoring services using technology that enables us to monitor parking operations from a remote, off-site location and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions);

•	innovative and environmentally compliant facility maintenance services, including power sweeping and washing, painting and general repairs, as well as cleaning and seasonal services;

•

comprehensive security services including the training and hiring of security officers and patrol, as well as customized services and technology that are efficient and appropriate for the property involved;

•	providing an online and mobile app consumer platform through parking.com; and
•

multi-platform marketing services including SP+ branded websites which offer clients a unique platform for marketing their facilities, mobile apps, search marketing, email marketing and social media campaigns.

Industry Overview

Overview

The parking management, ground transportation services and baggage services providers, as well as technology solution providers that serve those industries, are large and fragmented. A substantial number of companies in these industries offer parking management services, ground transportation services, technology services and baggage services as non-core operations, and companies in these industries are large national competitors or small and private companies that operate in limited markets and geographies. Additionally, technological advancements are having an impact on both consumer behavior and information technology in these industries. From time to time, smaller operators find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients and the increasing demands of clients. We expect this trend to continue and will provide larger professional service companies with greater opportunities to expand their businesses and potentially acquire smaller operators. We also expect that new small operators and technology companies will continue to enter the market as they have in the past.

Beginning in March 2020, the COVID-19 pandemic (“COVID-19”) and the resulting stay at home orders issued by local governments began impacting certain industries and businesses internationally and within the United States and North America, including our business and those businesses that serve the hospitality and travel industries. See Item 1A. Risk Factors for risks related to COVID-19, as well as other risks related to our business and the industry.

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

Lease Type Contracts

Under lease type contracts, the services operator generally pays to the client or property owner a fixed base rent or fee, percentage rent that is tied to the financial performance of the operation, or a combination of both. The professional services operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management type contracts, lease type contracts typically have longer terms of three to ten years, and often contain a renewal term and provide for a fixed payment to the client regardless of the facility's operating earnings. In addition, many of these lease type contracts may be canceled by the client for various reasons, including development of the real estate for other uses, and may be canceled by the client on as little as 30 days' notice without cause. Lease type contracts generally require larger capital investment by the services operator than do management type contracts and therefore tend to have longer contract periods.

General Business Trends

We believe that our clients recognize the potential for parking services, parking management, ground transportation services, baggage services and technology-driven mobility solutions and other ancillary services to be a profit generator and/or a service differentiator to their respective customers. By outsourcing these services, our clients are able to capture additional profit and enhance the customer experience by leveraging unique technology, operational skills and controls that an experienced services and technology company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological solutions and enhancements, allows us to maximize the profit and enhance the customer experience for our clients, thereby improving our ability to win contracts and retain existing clients.

Our Competitive Strengths

We believe we have the following key competitive strengths:

•

A Leading Market Position with a Unique Value Proposition. We are one of the leading providers of parking management, ground transportation services, baggage services, technology-driven mobility solutions and other ancillary services to commercial, hospitality, institutional, municipal and government, airports, airlines and cruise line clients across North America. SP+ introduced Sphere™, a suite of industry-leading technology solutions that drives end-to-end mobility and delivers a frictionless consumer experience across all markets we serve. These services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage related services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services, and consulting services. We market and offer many of our services under our SP+, Sphere™ and Bags® brands, which reflect our ability to provide customized solutions and meet the varied demands of our diverse client base. We can augment our parking services by providing our clients with related services through our SP+ Parking, SP+ Facility Maintenance, SP+ GAMEDAY, SP+ Transportation, SP+ Event Logistics, Sphere™, Bags® and, in certain sections of the United States and Canada, SP+ Security service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services and leverage our Sphere™ platform on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their financial operations and customer experience.

•

Our Scale and Diversification. Expanding our client base, industry vertical markets and geographic locations has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead. The ability to use our scale and purchasing power with vendors drives cost savings and benefits to our client base.

o

Client Base. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels and resorts, healthcare facilities and medical centers, airports, airlines and cruise lines.

o

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

o	Geographic Locations. We have a diverse geographic footprint that includes operations in 45 states, the District of Columbia, Puerto Rico and 4 Canadian provinces as of December 31, 2020.
•

Stable Client Relationships. We have a track record of providing our clients with consistent, value-added and high quality services, which can enhance their customer’s experience. We continue to see a trend in outsourcing to professional service providers; we believe this trend has meaningful benefits to companies like ours, which has a national footprint and scale, extensive industry experience, broad process capabilities, and a demonstrated ability to create value for our clients.

•

Established Platform for Future Growth. We have invested resources and developed a national infrastructure and Sphere™ technology solutions and platforms that are complemented by significant management expertise, which enables us to scale our business for future growth effectively and efficiently. We have the ability to transition into local service operations very quickly, from the simplest to the most complex operation, and have experience working with incumbent professional service operators to implement smooth and efficient takeovers and integrate new local professional service operations seamlessly into our existing operations.

•

Predictable Business Model. We believe that our business model provides us with a measure of insulation from broader economic cycles, because a significant portion of our locations operate on management type contracts that, for the most part, are not dependent upon the financial performance of the client's operation. In order to mitigate some of the effects from COVID-19, we converted many of our lease locations to management locations during the year ended December 31, 2020. In addition, we were able to exit or renegotiate many less profitable contracts, which were for both lease-type and management-type contracts.

•

Highly Capital Efficient Business with Attractive Cash Flow Characteristics. Our business generates attractive operating cash flow due to negative working capital dynamics. In addition, we generally have low capital expenditure requirements.

•

Focus on Operational Excellence and Human Capital Management. Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day operations. This focus is reflected in our ability to deliver to our clients professional, high-quality services through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered through the use of our web-based SP+ University™ learning management system, in addition to facilitated classes. This investment in our people promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

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

Our Growth Strategy

Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

•

Grow Our Business in Existing Geographic Markets. A component of our strategy is to capitalize on economies of scale and operating efficiencies by expanding our business in our existing geographic markets, especially in our core markets. As a given geographic market achieves a certain operational size, we will typically establish a local office in order to promote increased operating efficiency by enabling local managers to use a common staff for recruiting, training and human resources support. The concentration of our operating locations allows for increased operating efficiency and superior levels of customer service and retention through the accessibility of local managers and support resources.

•

Increase Penetration in Our Current Industry Vertical Markets. We believe that a significant opportunity exists for us to further expand our presence into certain industry vertical markets, such as airports and aviation, colleges and universities, healthcare, municipalities, hospitality and event services. In order to effectively target these markets, we have implemented a go-to-market strategy of aligning our business by industry vertical markets and branding our domain expertise through our SP+, Sphere™ and Bags® designations to highlight the specialized expertise, competencies, services and technology offerings that we provide to meet the needs of each particular industry and customer. Our recognized SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from traditional parking, includes a broad array of our operating divisions such as, SP+ Commercial Services, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hospitality Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services, and SP+ University Services, that further highlight the market-specific subject matter expertise that enables our professionals to meet the varied demands of our clients.

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

•

Focus on Operational Efficiencies to Further Improve Profitability. We have invested substantial resources in information technology and regularly seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits. Sphere™, Remote Services allows us to provide remote management services, whereby personnel are able to monitor revenue and other aspects of an operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions at a facility) by using off-site personnel and equipment. We have begun expanding the facilities where our remote management technology is installed. Additionally, Sphere™ iQ Admin reduces the dependency on local resources by providing remote support for daily revenue reporting and monthly billing maintenance, reducing the cost of local bookkeeping and allowing for increased focus on maximizing revenue.  We expect these businesses to grow as clients focus on improving the profitability of their operations by decreasing labor costs at their locations through remote services.

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

•

Grow and Expand the Hospitality and Healthcare Businesses. SP+ Hospitality Services and SP+ Healthcare Services is a leader in the hospitality and healthcare parking and valet industries, and management continues to believe there is significant opportunity to use SP+'s capabilities to further develop a national business in hospitality and healthcare. Our objective is to focus on the most important aspects of the business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our parking and valet business is dependent upon ensuring that its associates deliver excellent service every day. To accomplish this objective, our SP+ University Services™ provides training to its parking and valet associates. SP+ University Services™ continuously provides training to our parking and valet professionals to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality and healthcare experience.

Business Development

We place a specific focus on marketing and relationship efforts that pertain to those clients or prospective clients having a large regional or national presence. Accordingly, we assign dedicated executives to these existing clients or prospective clients to manage the overall relationship, as well as to reinforce existing account relationships and to develop new relationships, and to take any other action that may further our business development interests.

Competition

We face competition from large national competitors and numerous smaller, locally owned independent professional service providers and operators, offering an array of services and professional service solutions, which may include developers, hotels and resorts, airports, airlines, cruise lines, national services companies and other institutions that may elect to internally manage their own professional service offerings. Additionally, technological factors that improve ride-sharing capabilities increase the use of parking aggregators and the use of third-party technology-driven mobility solutions can impact our parking and parking management business. Some of our present and potential competitors have or may obtain greater financial and marketing resources than we have, which may negatively impact our ability to retain existing contracts and gain new contracts. We also face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because of the number of large companies that specialize in these services.

We compete for management contract type clients based on a variety of factors, including fees charged for services, providing a comprehensive suite of technology driven mobility solutions, ability to generate revenues and control expenses for clients, accurate and timely reporting of operational results, providing high quality customer service and customer experience, and the ability to anticipate and respond to industry and technology related changes. Factors that affect our ability to compete for lease contract type locations include the ability to make financial commitments, long-term financial stability, and the ability to generate revenues and control expenses. Factors affecting our ability to compete for employees include wages, benefits and working conditions.

Support Operations

We maintain regional and city offices throughout the United States, Canada and Puerto Rico. These offices serve as the centralized locations through which we provide the employees to staff our professional services as well as the on-site and support management staff to oversee those operations. Our administrative staff is primarily based in those same offices and facilitate the efficient, accurate and timely production and delivery of client deliverables, such as monthly reporting, invoicing, etc. Having these all-inclusive operations and administrative teams located in regional and city offices throughout the United States, Canada and Puerto Rico allows us to add new professional services for new and existing clients in a seamless and cost-efficient manner.

Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy, and product and technology are primarily based in our Chicago corporate office, as well as the Nashville and Orlando support offices.

Employees

As of December 31, 2020, we employed approximately 12,200 individuals, including 8,600 full-time and 3,600 part-time employees. Approximately 28% of our employees are covered by collective bargaining agreements and represented by labor unions, which include various local operational employees. Various union locals represent local operational employees in the following cities: Akron (OH), Arlington, Baltimore, Birmingham, Boston, Buffalo, Burbank, Chicago, Cincinnati,

Cleveland, Dallas, Denver, Detroit, Kansas City, Las Vegas, Los Angeles, Manchester (NH), Meadowlands, Miami, New York City, Newark, Oakland, Ontario (Canada), Orlando, Oxon Hill, Philadelphia, Pittsburgh, Portland, Richmond, San Diego, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Washington, D.C. and Windsor Locks.

We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of our employees. We believe that our employee relations are generally healthy, as evidenced by higher than average rate of tenure and rate of internal promotions.

Central to our ability to execute on our business strategy is the commitment of our employees to delivering excellence in execution of all aspects of our day-to-day operations. We strive to create an inclusive environment which promotes diversity across our organization and a safe and engaging work environment where our employees have the opportunity to succeed and grow. Through our comprehensive development programs and talent management systems, our employees refine their skills and are able to access continued training and career development opportunities. In addition to base salary, our compensation and benefits programs are structured to retain and motivate our employees.

The health and safety of our employees is of paramount importance. Because the safety is the responsibility of everyone, each employee is expected to take all safety and health polices seriously and help enforce these policies within the workplace. In 2020, we quickly activated comprehensive health and safety protocols to ensure appropriate safety precautions to address COVID-19.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage including coverage for general/garage liability, garage keepers legal liability, and auto liability. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount for each loss covered by our general/garage liability, automobile liability, workers' compensation, and garage keepers legal liability policy. As a result, we are effectively self-insured for all claims up to the deductible / retention amount for each loss. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to our clients on a stand-alone basis. The clients for whom we provide professional services pursuant to management type contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured party), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management type contracts, we charge those clients insurance-related costs.

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

In addition, we are subject to laws generally applicable to businesses, including, but not limited to federal, state and local regulations relating to wage and hour matters, including minimum wage per hour laws and regulations imposed, employee classification, mandatory healthcare benefits, unlawful workplace discrimination, human rights laws and whistle blowing. Several cities in which we have operations either have adopted or are considering the adoption of so-called "living wage" ordinances, which could adversely impact our profitability by requiring companies that contract with local governmental authorities and other employers to increase wages to levels substantially above the federal minimum wage. In addition, we are subject to provisions of the Occupational Safety and Health Act of 1970, as amended ("OSHA"), and related regulations. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.

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

Regulations by the FAA may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. The 300 feet rule and new regulations may prevent us from using a number of existing spaces during heightened security alerts at airports. Reductions in the number of parking spaces may reduce our gross profit and cash flow.

Various other governmental regulations affect our operation of property or facilities, both directly and indirectly, including the Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating contracts with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property or facility. There can be no assurance, however, that the property owner has assumed such liability for any given property or that we would not be held liable despite assumption of responsibility for such liability by the property owner. We believe that the parking facilities we operate are in substantial compliance with ADA requirements.

We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. These laws and industry standards impose substantial financial penalties for non-compliance.

Intellectual Property

SP Plus®, SP+® and the SP+ logo, SP+ GAMEDAY®, Sphere, Technology by SP+TM (and its related marks), Parking.com, Innovation In Operation®, Standard Parking® and the Standard Parking logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking®, Allright Parking® and Bags®, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility Musical Theme Floor Reminder System. We have also registered the copyright in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URL maketraveleasier.com. We deem our registered service marks to be important, but not critical, to our business and marketing efforts.

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

Risks related to our business and industry

The global COVID-19 pandemic has had, and is expected to continue to have a negative effect on the global economy, the United States economy and the global financial markets, and has disrupted, and is expected to continue to disrupt, our operations and our clients’ operations, all of which have had and will have an adverse effect on our business, financial condition and results of operations.

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

The extent to which the pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to:

•	the duration and scope of the pandemic;
•	the roll-out of the vaccines for COVID-19;
•	its impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer spending;
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

•

COVID-19 has negatively impacted, and is expected to continue to negatively impact to an extent we are unable to predict, our revenues from the services we provide, which are driven primarily by revenues from commercial, travel, entertainment and leisure-related activities.

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

Our ability to grow our company may also be harmed by COVID-19. If COVID-19 or general economic weakness causes further deterioration for the travel, leisure and hospitality industry or the other industries to which we provide services, we may not be able to expand the geographies in which we provide our services or acquire businesses that may enable us to fuel our growth or otherwise execute our strategic growth plan.  In addition, once the pandemic subsides, certain acquisition or other opportunities to grow our business may no longer be available, because such opportunities may have been pursued by our competitors or such opportunities may be too costly or time-consuming for us to pursue at that time. See “Risks relating to our acquisition strategy may adversely impact our results of operations.” See also “We are subject to intense competition that could constrain our ability to gain business and adversely impact our profitability.”

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

We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our third party insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. We are responsible for claims in excess of our insurance policies' limits, and, while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages, including, in particular, due to unforeseen events, such as COVID-19 and terrorist attacks. In addition, we may sustain material losses resulting from an event or occurrence where our insurance coverage is believed to be sufficient, but such coverage is either inadequate or we cannot access the coverage.  Furthermore, our business interruption insurance, however, may not provide sufficient coverage, if any, for losses we incur in connection with these events, in addition to other specified exclusions. These scenarios may result in a material adverse impact on our results of operations.

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

In the past, a significant portion of our growth has been generated by acquisitions. In light of recent events related to the COVID-19 pandemic, we expect that there will be a slowdown in the pace or size of our acquisitions, which, in addition to the other factors discussed above, could lead to a slower growth rate. Any acquisition we make may not provide us with any of the benefits that we anticipated or anticipate when entering into such transaction, particularly acquisitions in adjacent professional services. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

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

When one or more of our major collective bargaining agreements becomes subject to renegotiation or we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. We may not be able to renew existing labor union contracts on acceptable terms, particularly during times of economic distress, and, in such cases, we may not be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt our ability to provide services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2020, approximately 28% of our employees were represented by labor unions and approximately 51% of our collective bargaining contracts are up for renewal in 2021, representing approximately 54% of our employees. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead employees to strike, work slowdown, or other job actions. In a market where we are unionized but our competitors are not unionized, we may lose clients as a result. A strike, work slowdown, or other job actions could disrupt our ability to provide services to our clients, resulting in reduced revenues or contract cancellations. Moreover, negotiating first-time collective bargaining agreements or renewing existing agreements, could result in substantial increases in labor and benefit costs that we may not be able to pass through to clients.

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

Risks related to legal and regulatory matters

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

Risks related to our liquidity and capital resources

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

Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. October 1st is our annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends. The goodwill impairment test is performed at the reporting unit level. If the fair value of one of our reporting units is less than its carrying value, we would record impairment for the excess of the carrying amount over the implied fair value. The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of our reporting units and changes in the cost structure of existing facilities. During the year ended December 31, 2020, we recognized a goodwill impairment charge of $59.5 million. See Note 1. Significant Accounting Policies and Practices and Note 11. Goodwill to our Consolidated Financial Statements for further discussion.

We evaluate our long-lived assets, including lease ROU and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset group. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If we conclude that the projected undiscounted cash flows are less than the carrying amount, impairment would be recorded for the excess of the carrying amount over the estimated fair value. During the year ended December 31, 2020, we concluded that certain ROU and intangible assets were impaired and recorded impairment charges amounting to $98.6 million and $75.8 million, respectively. See Notes 1. Significant Accounting Policies and Practices, Note 2. Leases and Note 10. Other Intangible Assets, net to our Consolidated Financial Statements for further discussion.

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

Our Amended Credit Agreement (as defined in Item 9B. Other Information), which was amended on February 16, 2021, provides for a Senior Credit Facility that includes a $325.0 million revolving credit facility and a $225.0 million term loan that is scheduled to mature in November 2023. The Senior Credit Facility is secured by a lien on all of our assets. In connection with our Amended Credit Agreement, the negative and financial covenants in the Credit Agreement were amended and some additional covenants were added, as described in Item 9B. Other Information. Failure to comply with covenants or to meet payment obligations under our Senior Credit Facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

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

General risk factors

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal support office is located at 200 East Randolph Street, Suite 7700, Chicago, Illinois 60601.

Principal Properties as of December 31, 2020

Location	Character of Office	Approximate Square Feet	Lease Expiration Date	Segment
Chicago, Illinois (1)	Chicago Support Office	35,000	September 2025	Other
Nashville, Tennessee	Nashville Support Office	25,000	June 2024	Other
Orlando, Florida (2)	Orlando Support Office	3,700	November 2024	Other
(1)	During the year ended December 31, 2020, 6,000 square feet of office space was vacated.
(2)	During the year ended December 31, 2020, 16,400 square feet of office space was vacated.

In addition to the above properties, we have other offices, warehouses and parking facilities in various locations in the United States, Canada and Puerto Rico.

We believe that these properties are well maintained, in good operating condition and suitable for the purposes for which they are used.

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

Holders

As of February 11, 2021, we estimate that there were approximately 9,000 registered holders of our common stock.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

We have an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with our initial public offering in 2004. On March 7, 2018, the Board approved an amendment and restatement of the Plan that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the Plan amendment and restatement on May 8, 2018. Under the Plan, we have granted stock options, stock grants and issued restricted stock units (RSUs) and performance stock units (PSUs) awards to certain employees. Forfeited and expired options under the Plan generally become available for reissuance. Additional information regarding the Plan appears in Note 1. Significant Accounting Policies and Practices and Note 7. Stock-Based Compensation to our Consolidated Financial Statements.

The status of the Plan on December 31, 2020 is as follows:

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future
	Securities to be	Average	Issuance
	Issued Upon	Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights (Column A)	Rights (Column B)	Column A)
Equity compensation plans approved by securities holders (a)	$251,494	$—	$647,903
Equity compensation plans not approved by securities holders	—	—	—
Total	$251,494	$—	$647,903
a)

Securities to be issued upon exercise comprise of 51,276 RSUs and 200,218 PSUs. The weighted average exercise price does not take these awards into account. There were no stock options or grants outstanding as of December 31, 2020.

Stock Performance Graph

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
SP Plus Corporation
S&P 500 Index
S&P SmallCap 600 Commercial & Professional Services

	Years Ended December 31,
Company / Index	2015	2016	2017	2018	2019	2020
SP Plus Corporation	$100.00	$117.78	$155.23	$123.60	$177.53	$120.63
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P SmallCap 600 Commercial & Professional Services	$100.00	$123.95	$138.65	$135.03	$173.39	$164.46

The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2015 to December 31, 2020. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2015, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 6.	Selected Financial Data

N/A

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, including statements regarding the anticipated further impact of the COVID-19 pandemic on our operations and financial condition. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this Form 10-K. Each of the terms the "We" and "Our" as used herein refers collectively to SP Plus Corporation and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

On November 30, 2018, we completed the acquisition of Bags. Our consolidated results of operations for the year ended December 31, 2018 includes the results of operations for the period of November 30, 2018 through December 31, 2018. See Note 3. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the acquisition of Bags.

General Overview

In evaluating our financial condition and operating performance, our primary focus is on our gross profit and total general and administrative expenses. Revenue from lease type contracts includes all gross customer collections derived from our lease type contracts (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts may cause significant fluctuations in reported revenue and cost of services, those changes will not artificially affect our gross profit. For example, as of December 31, 2020, 85% of our commercial business was operating under management type contracts. Only 54% of total revenue (excluding reimbursed management type contract revenue) for the year ended December 31, 2020, however, was from management type contracts. Under those contracts, the revenue collected from customers belongs to our clients.

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling services, technology-driven mobility solutions and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 87% and 93% for the years ended December 31, 2020 and 2019, respectively, for the Commercial segment.

Commercial Segment Facilities

In order to mitigate some of the effects from the COVID-19 pandemic (“COVID-19”), we converted many of our lease locations to management locations during the year ended December 31, 2020. In addition, we were able to exit many less profitable contracts, which were for both lease and management locations. The following table reflects our Commercial facilities (by contractual type) operated at the end of the years indicated:

	December 31,
	2020	2019	2018
Lease-type facilities	445	609	628
Management-type facilities	2,539	2,560	2,514
Total Commercial segment facilities	2,984	3,169	3,142

Revenue

We recognize services revenue from our contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.  Revenue from lease type contracts includes a reduction for service concessions.

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability, worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at those facilities, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying management type contract.

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

Management type contracts. Cost of services under a management type contract is generally the responsibility of the client. As a result, these costs are not included in our results of operations. However, our reverse management type contracts, which typically provide for larger management fees, do require us to pay for certain costs and those costs are included in our results of operations.

Reimbursed Management Type Contract Expense. Consists of directly reimbursed costs incurred on behalf of a client under a management type contract, which are reflected in our cost of services.

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

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, we evaluate goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicating the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include, among others, significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends.

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

Beginning in March 2020, COVID-19 and the resulting stay at home orders issued by local governments were impacting certain of our businesses. These factors have significantly impacted the hospitality and travel industries, as well as overall consumer discretionary spending.

Due to the impacts of COVID-19, revenues for certain markets in which we operate have dropped significantly as compared to the expectations as of the October 1, 2019 annual impairment test. We do not know how long the impacts of COVID-19 will or may impact our results. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on our expected future operating cash flows triggered us to complete a quantitative goodwill impairment analysis for our Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, we determined that estimated carrying values exceeded implied fair value for the Aviation reporting unit and goodwill was impaired, and therefore an impairment charge was recognized during the year ended December 31, 2020. As of October 1, 2020 (our annual goodwill impairment test date), we performed a qualitative assessment of goodwill, since projections used in the August 31, 2020 impairment test have not materially changed and we concluded no further impairment testing was required. See Note 11. Goodwill in the notes to the Consolidated Financial Statements for further discussion.

Other Intangibles Assets, net

Other intangible assets represent assets with finite lives that are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

As a result of the termination of certain contracts within the Aviation reporting unit and the ongoing impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred related to our intangible assets during the year ended December 31, 2020. Accordingly, we analyzed undiscounted cash flows for certain intangible assets and determined that estimated net carrying values exceeded undiscounted future cash flows, resulting in certain intangible assets being impaired, resulting in impairment charges being recognized during the year ended December 31, 2020. See Note 10. Other Intangible Assets, net in the notes to the Consolidated Financial Statements for further discussion.

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

Long-Lived Assets

We evaluate long-lived assets, primarily including right-of-use (“ROU”) assets, leasehold improvements, equipment and construction in progress for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value.

As a result of the impact of COVID-19 on our expected future operating cash flows, we determined certain impairment triggers had occurred for certain ROU assets associated with certain asset groups, resulting in impairment charges being recognized during the year ended December 31, 2020. See Note 2. Leases in the notes to the Consolidated Financial Statements for further discussion.

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

•

Aviation encompasses our services in aviation (e.g., airports, airline and certain hospitality clients with baggage and parking services), as well as ancillary services, which includes shuttle and ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services, wheelchair assist services and other services.

•

"Other" consists of ancillary revenue and costs that are not specifically attributable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

In July 2020, we changed our internal reporting segment information reported to the CODM. Certain hospitality locations previously reported under Aviation are now included in Commercial. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

Analysis of Results of Operations

2020 Compared to 2019

Existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Other business comprises of expired business, conversions and new/acquired business. As a result of COVID-19, we have executed on a strategy to successfully convert certain lease type contracts to management type contracts which should provide a higher gross profit over the contract term. In addition, for those locations that have remained leases, we have worked with landlords to either receive rent concessions or change lease terms to be more favorable to us. Expired business relates to contracts that have expired but where we were operating the business in the comparative period presented. Existing business in the Other segment represents amounts not specifically attributable to Commercial or Aviation and certain unallocated items.

Consolidated results for the for the years ended December 31, 2020 and 2019, respectively, included the following notable items:

	December 31,		Variance
(millions)	2020	2019	Amount	%
Service revenue (1)	$549.0	$934.9	$(385.9)	(41.3)%
Cost of services (2)	421.5	706.8	(285.3)	(40.4)%
Lease impairment	97.1	—	97.1	100.0%
Gross profit	30.4	228.1	(197.7)	(86.7)%
General and administrative expenses	85.4	109.0	(23.6)	(21.7)%
Depreciation and amortization	29.3	29.4	(0.1)	(0.3)%
Impairment of goodwill and intangible assets	135.3	—	135.3	100.0%
Operating (loss) income	(219.6)	89.7	(309.3)	(344.8)%
Income tax (benefit) expense	(67.5)	19.4	(86.9)	(447.9)%

(1)	Excludes Reimbursed management type contract revenue
(2)	Excludes Reimbursed management type contract expense and lease impairment

Services revenue decreased by $385.9 million, or 41.3%, attributable to the following:

•

Services revenue for lease type contracts decreased $219.5 million, or 53.7%, primarily driven by a decrease of $133.4 million from existing business, $43.0 million from locations that converted to management type contracts during the periods presented, $41.2 million from expired business, and $1.9 million from new/acquired business. Existing business revenue decreased $133.4 million, or 47.2%, primarily due to a decrease in transient revenue as a result of COVID-19.

•

Services revenue for management type contracts decreased $166.4 million, or 31.6%, primarily due to a decrease of $140.9 million from existing business and $48.3 million from expired business, partially offset by an increase of $21.4 million from new/acquired business and $1.4 million from locations that converted from lease type contracts during the periods presented. Existing business revenue decreased $140.9 million, or 34.1%, primarily due to a decrease in activity for volume based management type contracts primarily related to the Aviation segment as a result of COVID-19, partially offset by $5.6 million of termination fees received related to certain terminated Aviation contacts.

Gross profit decreased by $197.7 million, or 86.7%, attributable to the following:

•

Gross profit for lease type contracts decreased $47.6 million, or 113.3%, and gross profit percentage was negative 3.0% for the year ended December 31, 2020, compared to 10.3% for the year ended December 31, 2019. Gross profit declined as a result of decreases in gross profit for existing business, expired business, locations that converted to management type contracts during the periods presented and new/acquired business. Gross profit for existing business decreased $28.5 million, or 81.7%, primarily due to decreases in transient revenue as a result of COVID-19 and an increase in legal and bad debt expense, partially offset by the recognition of certain rent concessions of $57.2 million, as well as a decrease in compensation, benefits and overall lower net operating costs.

•

Gross profit for management type contracts decreased $53.0 million, or 28.5%, while gross profit percentage for management type contracts increased to 37.0% for the year ended December 31, 2020, compared to 35.4% for the year ended December 31, 2019. Gross profit declined as a result of decreases in gross profit for existing business and expired business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $37.1 million, or 24.6%, primarily due to a decrease in activity for volume based management type contracts primarily related to the Aviation segment as a result of COVID-19 and an increase in bad debt and legal expenses, partially offset by decreases in compensation, benefits, overall net operating costs and $5.6 million of termination fees received related to certain terminated Aviation contacts.

•

We recognized $97.1 million of impairment charges related to operating lease ROU assets in the Commercial segment during the year ended December 31, 2020. Due to the impact of COVID-19 on our operations, our projected future operating cash flows for certain locations is expected to lower. As a result, the fair value of those locations was lower than their carrying value and corresponding impairment charges were recorded during the year ended December 31, 2020. No impairment charge was recognized for the year ended December 31, 2019.

General and administrative expenses decreased $23.6 million, or 21.7%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily related to lower stock based compensation expense related to performance share units during the year ended December 31, 2020, as well as lower performance based compensation and cost initiatives, partially offset by an increase in acquisition, restructuring and integration costs. Impairment charges of $1.6 million during the year ended December 31, 2020 related to certain abandoned operating leases. No similar impairment charges were recognized during the year ended December 31, 2019.

We recognized $135.3 million of impairment charges related to certain finite lived intangible assets and goodwill for the year ended December 31, 2020 in the Aviation segment. Due to the impact of COVID-19 on our operations and the termination of certain Aviation contracts, our projected future revenue, profitability and operating cash flows within the Aviation segment are expected to be lower than our prior projections. As a result, the implied fair value of certain asset groups related to finite lived intangible assets within the Aviation segment were lower than their carrying value, resulting in $75.8 million of impairment charges being recorded during the year ended December 31, 2020. In addition, based on the quantitative goodwill impairment analysis performed by us as of August 31, 2020, the estimated carrying values for the Aviation reporting unit exceeded their implied fair value, resulting in $59.5 million of goodwill impairment charges being recorded during the year ended December 31, 2020. No similar impairment charges were recognized during the year ended December 31, 2019.

Our effective tax rate was 28.1% for the year ended December 31, 2020 compared to 27.3% for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 reflects the benefit related to the ability to carryback our current year federal Net Operating Loss (“NOL”) to tax years that had a higher tax rate.

The following charts summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for years ended December 31, 2020 and 2019.

Commercial segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $197.1 million, or 52.2%, to $180.2 million for the year ended December 31, 2020, compared to $377.3 million for the year ended December 31, 2019. Existing business revenue decreased $123.3 million, or 46.0%, primarily due to a decrease in transient revenue as a result of COVID-19. Revenue from other business decreased by $73.8 million, or 67.7%, primarily due to decreases of $40.3 million from expired business, $32.8 million from locations that converted to management type contracts during the periods presented and $0.7 million from new/acquired business.

Management type contracts. Management type contract revenue decreased $52.5 million, or 19.8%, to $212.1 million for the year ended December 31, 2020, compared to $264.6 million for the year ended December 31, 2019. Existing business revenue decreased by $45.6 million, or 23.1%, primarily due to a decrease in activity for volume based management type contracts as a result of COVID-19. Management type revenue from other business decreased by $6.9 million, or 10.2%, primarily due to a decrease of $33.9 million from expired business, partially offset by an increase of $26.2 million from new/acquired business and $0.8 million in locations that converted from lease type contracts during the period presented.

Commercial segment: Gross Profit

Lease type contracts. Gross profit decreased $39.9 million, or 135.3%, to a loss of $10.4 million for the year ended December 31, 2020, compared to gross profit of $29.5 million for the year ended December 31, 2019. Gross profit percentage decreased to negative 5.8% for the year ended December 31, 2020, compared to 7.8% for the year ended December 31, 2019. Gross profit decreased as a result of declines in existing business, expired business, locations that converted to management type contracts in the periods presented and new/acquired business. Gross profit for existing business decreased $24.4 million, or 95.3%, primarily due to decreases in transient revenue as a result of COVID-19, partially offset by the recognition of certain rent concessions of $30.1 million, as well as decreases in variable rent, compensation, benefits and overall lower net operating costs.

Management type contracts. Gross profit decreased $24.0 million, or 23.1%, to $80.1 million for the year ended December 31, 2020, compared to $104.1 million for the year ended December 31, 2019. Gross profit percentage decreased to 37.8% for the year ended December 31, 2020, compared to 39.3% for the year ended December 31, 2019. Gross profit decreased as a result of declines in expired business and existing business, partially offset by increases in new/acquired business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $13.8 million, or 17.4%, primarily due to a decrease in activity for volume based management type contracts as a result of COVID-19, partially offset by a decrease in compensation, benefits and overall lower net operating costs.

Aviation segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $22.1 million, or 72.0%, to $8.6 million for the year ended December 31, 2020, compared to $30.7 million for the year ended December 31, 2019. Existing business revenue decreased $9.8 million, or 71.5%, primarily due to a decrease in transient revenue as a result of COVID-19. Revenue from other business decreased by $12.3 million, or 72.4%, primarily due to decreases of $10.2 million from locations that converted to management type contracts during the periods presented, $1.2 million from new/acquired business and $0.9 million from expired business.

Management type contracts. Management type contract revenue decreased $111.3 million, or 44.2%, to $140.5 million for the year ended December 31, 2020, compared to $251.8 million for the year ended December 31, 2019.  Existing business decreased by $92.7 million, or 44.8%, primarily due to a decrease in activity for volume based management type contracts as a result of COVID-19, partially offset by $5.6 million of termination fees received related to certain terminated contracts. Revenue from other business decreased by $18.6 million, or 41.5%, primarily due to a decrease of $14.4 million from expired business and $4.8 million from new/acquired business, partially offset by an increase of $0.6 million from locations that converted from lease type contracts during the periods presented.

Aviation segment: Gross Profit

Lease type contracts. Gross profit decreased $7.5 million, or 91.5%, to $0.7 million for the year ended December 31, 2020, compared to $8.2 million for the year ended December 31, 2019. Gross profit percentage decreased to 8.1% for the year ended December 31, 2020, compared to 26.7% for the year ended December 31, 2019. Gross profit decreased as a result of declines in existing business, locations that converted to management type contracts in the periods presented and new/acquired business, partially offset by increases in expired business. Gross profit for existing business decreased $3.9 million, or 78.0%, primarily due to declines in transient revenue as a result of COVID-19, partially offset by the recognition of certain concessions of $27.1 million, as well as a decrease in variable rent and overall net operating costs.

Management type contracts. Gross profit for management type contracts decreased $26.3 million, or 39.7%, to $39.9 million for the year ended December 31, 2020, compared to $66.2 million for the year ended December 31, 2019. Gross profit percentage increased to 28.4% for the year ended December 31, 2020, compared to 26.3% for the year ended December 31, 2019. Gross profit decreased as a result of declines in existing business, expired business and new/acquired business, partially offset by an increase in locations that converted from lease type contracts in the periods presented. Gross profit for existing business decreased $20.6 million, or 36.8%, primarily due to decreases in activity for volume based management type contracts as a result of COVID-19, partially offset by decreases in overall net operating costs and $5.6 million of termination fees received related to certain terminated contacts.

“Other” segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” decreased $2.9 million, or 27.6%, to $7.6 million for the year ended December 31, 2020, compared to $10.5 million for the year ended December 31, 2019. Gross profit for “Other” decreased $2.9 million, or 14.4%, to $17.2 million for the year ended December 31, 2020, compared to $20.1 million for the year ended December 31, 2019.

2019 Compared to 2018

Consolidated results for the for the years ended December 31, 2020 and 2019, respectively, include the following notable items:

	December 31,		Variance
(millions)	2019	2018	Amount	%
Service revenue (1)	$934.9	$775.4	$159.5	20.6%
Cost of services (2)	706.8	591.4	115.4	19.5%
Gross profit	228.1	184.0	44.1	24.0%
General and administrative expenses	109.0	91.0	18.0	19.8%
Depreciation and amortization	29.4	17.9	11.5	64.2%
Operating income	89.7	75.1	14.6	19.4%
Income tax expense	19.4	19.6	(0.2)	(1.0)%
(1)	Excludes Reimbursed management type contract revenue
(2)	Excludes Reimbursed management type contract expense

Services revenue increased by $159.5 million, or 20.6%, attributable to the following:

•

Services revenue for lease type contracts decreased $5.0 million, or 1.2%, primarily driven by a decrease of $26.9 million from expired business, partially offset by an increase of $12.0 million from new/acquired business, $9.7 million from existing business, and $0.2 million from locations that converted from management type contracts during the periods presented. Existing business revenue increased $9.7 million, or 3.0%, primarily due to an increase in fees for transient revenue.

•

Services revenue for management type contracts increased $164.5 million, or 45.5%, primarily due to an increase of $185.9 million from new/acquired business, mainly due to the acquisition of Bags, and $0.2 million from locations that converted from lease type contracts during the periods presented, partially offset by a decrease of $17.7 million from expired business and $3.9 million from existing business. Existing business revenue decreased $3.9 million, or 1.3%, primarily due to changes in contract terms for certain management type contracts, whereby the contract terms converted from “reverse” management type contracts to management type contracts, which typically have lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by increased management fees.

Gross profit increased by $44.1 million, or 24.0%, attributable to the following:

•

Gross profit for lease type contracts increased $5.7 million, or 15.7%, and gross profit percentage increased to 10.3% for the year ended December 31, 2019, compared to 8.8% for the year ended December 31, 2018. Gross profit increased as a result of increases from existing business, new/acquired business, expired business and locations that converted from management type contracts during the periods presented. Gross profit for existing business increased $2.8 million, or 9.1%, primarily due to increases in transient revenue, partially offset by an increase in compensation, benefits costs and rent expense.

•

Gross profit for management type contracts increased $38.4 million, or 26.0%, while gross profit percentage for management type contracts decreased to 35.4% for the year ended December 31, 2019 compared to 40.9% for the year ended December 31, 2018. Gross profit increased as a result of increases from new/acquired business, primarily due to the acquisition of Bags, partially offset by decreases in expired business and existing business. Gross profit for existing business decreased $0.9 million, or 0.7%, primarily due to increases in net operating costs.

General and administrative expenses increased $18.0 million, or 19.8%, for the year ended December 31, 2019, as compared to the year ended December 31, 2019, primarily related to the acquisition of Bags, a one-time $1.7 million cost recovery (reduction of expense) from a vendor partner recognized in 2018 and higher compensation and benefit costs, including costs associated with our performance-based compensation program, partially offset by a reduction in acquisition, restructuring and integration related costs.

Our effective tax rate was 27.3% for the year ended December 31, 2019 compared to 25.8% for the year ended December 31, 2018. The increase in the effective tax rate for the year ended December 31, 2019 reflects the benefit recorded in 2018 related to the U.S. Tax Cuts and Jobs Act of 2017 (the ”2017 Tax Act”).

The following charts summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for years ended December 31, 2019 and 2018.

Commercial segment: Services Revenue

Lease type contracts. Lease type contract revenue decreased $8.9 million, or 2.3%, to $377.3 million for the year ended December 31, 2019, compared to $386.2 million for the year ended December 31, 2018. Revenue from other business decreased by $17.4 million, or 19.7%, primarily due to a decrease of $26.5 million from expired business, partially offset by increases of $8.9 million from new/acquired business and $0.2 million from locations that converted from management type contracts during the periods presented. Existing business revenue increased $8.5 million, or 2.9%, primarily due to an increase in transient revenue.

Management type contracts. Management type contract revenue increased $15.2 million, or 6.1%, to $264.6 million for the year ended December 31, 2019, compared to $249.4 million for the year ended December 31, 2018. Management type revenue from other business increased by $15.9 million, or 34.9%, primarily due to increases of $35.8 million from new/acquired business, mainly due to the acquisition of Bags, and $0.2 million in locations that converted from lease type contracts during the periods presented, partially offset by a decrease of $20.1 million from expired business. Existing business revenue decreased by $0.7 million, or 3.0%, primarily due to a decrease in volume based management type contracts.

Commercial segment: Gross Profit

Lease type contracts. Gross profit increased $3.7 million, or 14.3%, to $29.5 million for the year ended December 31, 2019, compared to $25.8 million for the year ended December 31, 2018. Gross profit percentage increased to 7.8% for the year ended December 31, 2019, compared to 6.7% for the year ended December 31, 2018. Gross profit increased as a result of increases in existing business, expired business, new/acquired business and locations that converted from management type contracts in the periods presented. Gross profit for existing business increased $1.4 million, or 6.3%, primarily due to increases in transient revenue, partially offset by an increase in compensation and benefits costs, as well as rent expense.

Management type contracts. Gross profit increased $5.8 million, or 5.9%, to $104.1 million for the year ended December 31, 2019, compared to $98.3 million for the year ended December 31, 2018. Gross profit percentage decreased to 39.3% for the year ended December 31, 2019, compared to 39.4% for the year ended December 31, 2018. Gross profit increased as a result of increases in new/acquired business and existing business, partially offset by a decrease in expired business. Gross profit for existing business increased $0.1 million, or 0.1%.

Aviation segment: Services Revenue

Lease type contracts. Lease type contract revenue increased $3.7 million, or 13.7%, to $30.7 million for the year ended December 31, 2019, compared to $27.0 million for the year ended December 31, 2018. Revenue from other business increased by $2.7 million, or 50.9%, primarily due to an increase of $3.1 million new/acquired business, partially offset by a decrease of $0.4 million from expired business. Existing business revenue increased $1.0 million, or 4.6%, primarily due to an increase in transient revenue.

Management type contracts. Management type contract revenue increased $150.6 million, or 148.8%, to $251.8 million for the year ended December 31, 2019, compared to $101.2 million for the year ended December 31, 2018. Revenue from other business decreased by $152.5 million, or 648.9%, primarily due to increases of $150.1 million from new/acquired business and $2.4 million from expired business.  Existing business decreased $1.9 million, or 2.4%, primarily due to changes in contract terms for certain management type contracts, whereby the contract terms converted from “reverse” management type contracts to management type contracts, which typically have lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by increased management fees.

Aviation segment: Gross Profit

Lease type contracts. Gross profit increased $0.9 million, or 12.3%, to $8.2 million for the year ended December 31, 2019, compared to $7.3 million for the year ended December 31, 2018. Gross profit percentage decreased to 26.7% for the year ended December 31, 2019, compared to 27.0% for the year ended

December 31, 2018. Gross profit increased as a result of increases from new/acquired business and existing business, partially offset by a decrease in expired business. Gross profit for existing business increased $0.3 million, or 5.8%, primarily due to increases in transient revenue, partially offset by an increase in compensation and benefits costs, as well as, rent expense.

Management type contracts. Gross profit increased $34.3 million, or 107.5%, to $66.2 million for the year ended December 31, 2019, compared to $31.9 million for the year ended December 31, 2018. Gross profit percentage decreased to 26.3% for the year ended December 31, 2019, compared to 31.5% for the year ended December 31, 2018. Gross profit increased as a result of increases in new/acquired business, primarily due to the acquisition of Bags, expired business and existing business. Gross profit for existing business increased $0.7 million, or 2.6%, primarily due to decreases in net operating costs and increased management fees.

“Other” segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” decreased $1.1 million, or 9.5%, to $10.5 million for the year ended December 31, 2019, compared to $11.6 million for the year ended December 31, 2018. Gross profit for “Other” decreased $0.6 million, or 2.9%, to $20.1 million for the year ended December 31, 2019, compared to $20.7 million for the year ended December 31, 2018.

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

As of December 31, 2020, we had $13.9 million of cash and cash equivalents and $190.3 million of borrowing availability under our Senior Credit Facility. COVID-19 and the resulting global disruptions have negatively affected the global economy, as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of the COVID-19 outbreak. We are taking further actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures and suspending repurchases of our common stock. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

As of December 31, 2020, we had total indebtedness of approximately $362.1 million, a decrease of $6.9 million from $369.0 million as of December 31, 2019. The $362.1 million included:

•	$330.6 million under our Senior Credit Facility (as defined below); and
•	$31.5 million of other debt including finance lease obligations.

Senior Credit Facility

On November 30, 2018, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and various other institutions (the “Lenders”), pursuant to which the Lenders made available to us, a senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility was further amended during 2020 and 2021. See Item 9B. Other Information for further information.

Under the terms of the Amended Credit Agreement (as defined in Item 9B. Other Information), term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan through the first quarter of 2021 and will increase to 1.875% thereafter.

We were in compliance with our debt covenants as of December 31, 2020.

As of December 31, 2020, we had $190.3 million of borrowing availability under the Credit Agreement, of which we could have borrowed $21.6 million on December 31, 2020 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Amended Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2020, we had $49.0 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $333.2 million (excluding debt discount of $0.9 million and deferred financing costs of $1.7 million).

Stock Repurchases

On March 10, 2020, we suspended stock repurchases in order to help improve liquidity in response to the impacts of COVID-19.

In May 2016, our Board of Directors (the “Board”) authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019.

In July 2019, the Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program,

we repurchased 393,375 shares of common stock at an average price of $38.78 during the year ended December 31, 2020.  During the year ended December 31, 2019, we repurchased 652,000 shares of common stock at an average price of $38.88 under this program.

In March 2020, the Board authorized a new program to repurchase, on the open market, shares of our outstanding stock in an amount not to exceed $50.0 million in aggregate. We have yet to repurchase shares under this program.

As of December 31, 2020, $59.4 million remained available for repurchase under the July 2019 and March 2020 stock repurchase programs. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934 at time and prices considered to be appropriate at our discretion. As noted above, we have currently suspended stock repurchases. The share repurchase program does not obligate us to repurchase any particular amount of common stock, has no fixed termination date and the program may be suspended at any time at our discretion.

Share repurchase activity under the stock repurchase programs for the year ended December 31, 2020 and 2019 was as follows:

(millions, except for share and per share data)	December 31, 2020	December 31, 2019
Total number of shares repurchased	393,975	1,335,584
Average price paid per share	$38.78	$35.83
Total value of stock repurchased	$15.3	$47.9

The remaining authorized amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of December 31, 2020 was as follows:

(millions)	December 31, 2020
Total authorized repurchase amount	$100.00
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

Letters of Credit

We provided letters of credit totaling $14.4 million and $17.2 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2020 and 2019, respectively.

We provided $34.6 million and $33.0 million in letters of credit to collateralize other obligations as of December 31, 2020 and 2019, respectively.

Interest Rate Collars

In May 2019, we entered into three-year interest rate collar contracts with an aggregate $222.3 million notional amount. The interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars establish a range where we will pay the counterparties if the one-month U.S. dollar LIBOR rate falls below the established floor rate, and the counterparties will pay us if the one-month U.S. dollar LIBOR rate exceeds the established ceiling rate of 2.5%. The interest rate collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The interest rate collars were classified as cash flow hedges through May 5, 2020. On May 6, 2020, concurrent with entering into the Third Amendment, we de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other income (expense) in the Consolidated Statements of (Loss) Income on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the collars after de-designation are included within Other income (expense) in the Consolidated Statements of (Loss) Income. For the year ended December 31, 2020, $1.6 million of interest was paid related to the interest rate collars.

We do not enter into derivative instruments for any speculative purposes.

Daily Cash Collections

As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease type contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management type contracts, clients may require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients may require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end, or may require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $13.9 million and $24.1 million at December 31, 2020 and 2019, respectively. The cash balances reflect our ability to utilize funds deposited into our bank accounts. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years ended December 31,
(millions)	2020	2019	2018
Net cash provided by operating activities	$40.2	$76.0	$70.9
Net cash used in by investing activities	$(11.5)	$(12.5)	$(268.4)
Net cash (used in) provided by financing activities	$(39.0)	$(79.4)	$215.2

Operating Activities

Net cash provided by operating activities decreased $35.8 million to $40.2 million during the year ended December 31, 2020 from $76.0 million during the year ended December 31, 2019. The decrease in net cash provided by operating activities primarily resulted from the impacts of COVID-19, partially offset by lower cash taxes and favorable working capital management.

Net cash provided by operating activities increased $5.1 million to $76.0 million during the year ended December 31, 2019 from $70.9 million during the year ended December 31, 2018. The increase in net cash provided by operating activities primarily resulted from increased revenue, partially offset by higher cash interest.

Investing Activities

Net cash used in investing activities was $11.5 million during the year ended December 31, 2020, a decrease of $1.0 million from $12.5 million during the year ended December 31, 2019. Cash used to purchase leasehold improvements, equipment and cost of contracts was $11.0 million during the year ended December 31, 2020 as compared to $12.8 million during the year ended December 31, 2019. During the year ended December 31, 2020, we sold investments and equipment for $1.2 million and bought out a minority partner for $1.7 million as part of our decision to convert our agreement with the Bradley International Airport to a standard management type agreement.

Net cash used in investing activities was $12.5 million during the year ended December 31, 2019, a decrease of $255.9 million from $268.4 million during the year ended December 31, 2018. Cash used in investing activities during the year ended December 31, 2018 included $277.9 million used for the acquisition of Bags and $19.3 million in proceeds received from the sale of an equity method investee’s sale of assets. Cash used to purchase leasehold improvements, equipment and cost of contracts was $12.8 million during the year ended December 31, 2019 as compared to $10.0 million during the year ended December 31, 2018.

Financing Activities

Net cash used in financing activities was $39.0 million during the year ended December 31, 2020, a decrease of $40.4 million from $79.4 million during the year ended December 31, 2019. The decrease was primarily due to lower repurchases of common stock and lower net payments on the Senior Credit Facility.

Net cash used in financing activities was $79.4 million during the year ended December 31, 2019, as compared to net cash provided by financing activities of $215.2 million during the year ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2019 included net proceeds from the Senior Credit Facility of $222.2 million, which was primarily used for the acquisition of Bags. Cash used in financing activities for the year ended December 31, 2019 included $47.6 million for the repurchase of our common stock and net payments on the Senior Credit Facility of $26.3.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes certain of our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities and as a result, we do not have significant short-term purchase obligations.

	Payments Due by Period
					2026 and
(millions)	Total	2021	2022 - 2023	2024 - 2025	thereafter
Contractual obligations
Operating leases (1)	$374.4	$94.7	$139.1	$71.3	$69.3
Finance leases	31.7	8.8	12.8	5.1	5.0
Service concession arrangements (2)	118.0	51.3	48.4	15.1	3.2
Total contractual obligations	$524.1	$154.8	$200.3	$91.5	$77.5
(1)	Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $3.8 million.
(2)	Represents lease type contracts that meet the definition of service concession arrangements under Topic 853.

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

Goodwill and Other Intangible Assets

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

We may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgement and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Other intangible assets with finite lives are amortized over their estimated useful lives. We evaluate the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangibles are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Long-Lived Assets

We evaluate long-lived assets, including ROU assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

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

Insurance Reserves

We purchase comprehensive casualty insurance covering certain claims that arise in connection with our operations. In addition, we purchase umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by our general / garage liability, automobile, workers' compensation and garage keepers legal liability policies. As a result, we are in effect, self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. We apply the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience and exposures specific to each type of insurance, along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2020, the insurance reserve for general, garage, automobile and workers’ compensation liabilities was recorded in Accrued and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets for short term and long term balances, respectively. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between US GAAP amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state net operating loss carry forwards which expire in 2040. We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership, as well as future projections of income. Future changes in our operating performance, along with these considerations, may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

Legal and Other Contingencies

We are subject to claims and litigation in the normal course of our business. The outcomes of claims and legal proceedings brought against us and other loss contingencies are subject to uncertainty. We accrue a charge when we determine that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Senior Credit Facility to finance our operations. This Senior Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit our exposure to an increase in interest rates. See Note 13. Borrowing Arrangements to our Consolidated Financial Statements for further discussion.

If we were to borrow the entire $190.3 million available under the revolving credit facility, a one percent increase in the average market rate would result in an increase in our annual interest expense of $1.9 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Interest Rate Collars

See Item 7 of Part II of this Annual Report on Form 10-K concerning Liquidity and Capital Resources for further discussion regarding our interest rate collars.

Foreign Currency Risk

Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.5 million of Canadian dollar denominated cash instruments at December 31, 2020, and no debt instruments denominated in Canadian dollar at December 31, 2020. We do not hold any hedging instruments related to foreign currency transactions.

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

Evaluation of Disclosure Controls and Procedures

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Form 10-K.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to promote reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2017 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Senior Credit Facility

On February 16, 2021 (the “Fourth Amendment Effective Date”), we entered into a fourth amendment (the “Fourth Amendment”) to our credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to us a senior secured credit facility (the “Senior Credit Facility”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to our credit agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to

$100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which we drew on November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with (i) the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a “floor” on LIBOR of 1.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%, except that the Third Amendment provided that, for the period from May 6, 2020 until the date on which we deliver a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375% (the “Fixed Margin Rates”). Pursuant to the Fourth Amendment, the application of the Fixed Margin Rates was extended until the date on which we deliver a compliance certificate for the fiscal quarter ending June 30, 2022.

Also pursuant to the Fourth Amendment, (a) we are subject to a liquidity test that requires us to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, (b) we are subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, we must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Fourth Amendment), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Prior to the Fourth Amendment Effective Date, we were required to maintain a maximum consolidated total debt to EBITDA ratio of between 5.50:1.0 and 3.50:1.0 (with such ratio being waived for the fiscal quarter ended June 30, 2020 and with certain step-ups and step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Fourth Amendment). In addition, we were required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups and step-downs described in the Credit Agreement that were amended under the Fourth Amendment). Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio will be waived for the quarters ending March 31, 2021 and June 30, 2021. As of December 31, 2020, the maximum total debt to EBITDA ratio required us to maintain a maximum ratio (as calculated in accordance with the Amended Credit Agreement) of not greater than 4.75:1.0. Starting with the quarter ending September 30, 2021, we will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of December 31, 2020, we were required to maintain a minimum consolidated fixed coverage ratio of not less than 2.50:1.0 (as calculated in accordance with the Amended Credit Agreement). Beginning with the quarter ending March 31, 2021, we will be required to maintain a minimum consolidated fixed coverage ratio of not less than 1.60:1:0 (with certain step-ups and step-downs described in the Amended Credit Agreement). On March 31, 2021 and June 30, 2021 only, we must maintain $40.0 million of Minimum Liquidity (as described in the Amended Credit Agreement).

We incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

The forgoing description of the Fourth Amendment is not complete and is qualified in its entirety by reference to the full text of the Fourth Amendment, a copy of which is filed as Exhibit 10.1.4 hereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nomination Process," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Board Committees and Meetings," "Executive Officers" and "Delinquent Section 16(a) Reports" (if any) included in our 2021 Proxy Statement.

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

Information required by this item is incorporated by reference to all information under the caption entitled "Board Committees and Meetings-Committees of the Board-Compensation Committee-Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation" included in our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2021 Proxy Statement.

Item 13.Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nomination Process—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Principal Accounting Fees and Services," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" included in our 2021 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1. All Financial Statements

2. Financial Statement Schedule

Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Stock Purchase Agreement dated as of October 16, 2018, by and among Craig Mateer, ZWB Holdings, Inc., Rynn's Luggage Corporation and the Company. The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the Securities and Exchange Commission upon request.	8-K	2.1	October 17, 2018

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.	10-K	3.1	December 31, 2008

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.	10-K	3.1.1	December 31, 2008

3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010.	10-Q	3.1.3	June 30, 2010

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010.	10-Q	3.1.4	June 30, 2010

3.1.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013.	8-K	3.1	December 2, 2013

3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.	10-Q	3.1	September 30, 2016

3.2.1	Amendment to Fourth Amended and Restated Bylaws of the Company dated February 19, 2016.	10-Q	3.1.1	September 30, 2016

3.2.2	Amendment to Fourth Amended and Restated Bylaws of the Company dated August 5, 2016.	10-Q	3.1.2	September 30, 2016

4.1	Specimen common stock certificate.	10-K	4.1	December 31, 2015

4.2*	Description of the Securities of the Registrant

10.1	Credit Agreement, dated as of November 30, 2018, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the lenders party thereto.	8-K	10.1	November 30, 2018

10.1.1	First Amendment to Credit Agreement, dated as of February 4, 2019, entered into among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-K	10.1.1	February 27, 2019

10.1.2	Second Amendment to Credit Agreement, dated as of October 30, 2019, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	October 31, 2019

10.1.3	Third Amendment to Credit Agreement, dated as of May 6, 2020, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as Administrative Agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	May 11, 2020

10.1.4*	Fourth Amendment to Credit Agreement, dated as of February 16, 2021, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-K	10.1.4	February 22, 2021

10.3+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto.	10-K	10.22.2	December 31, 2012

10.3.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto.	8-K	10.3	March 7, 2005

10.3.2 +	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.	10-K	10.10.2	December 31, 2012

10.3.3+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.	10-Q	10.8	June 30, 2012

10.4+	Amended and Restated Employment Agreement by and between SP Plus Corporation and G Marc Baumann effective as of June 1, 2019.	10-Q	10.1	August 1, 2019

10.5*+	Executive Employment Agreement by and between Baggage Airline Guest Services, Inc., and Robert Miles	10-K	10.5	February 22, 2021

10.6+	Executive Employment Agreement dated as of September 10, 2012 and made effective as of October 2, 2012 between the Company and Rob Toy.	10-Q	10.9	September 30, 2012

10.6.1+	First Amendment to Employment Agreement dated as of November 17, 2014 and made effective as of January 1, 2015 between the Company and Rob Toy.	10-K	10.7.1	December 31, 2017

10.6.2+	Second Amendment to Employment Agreement dated February 15, 2017 between the Company and Rob Toy.	10-K	10.12.1	December 31, 2016

10.7+	Amended and Restated Executive Employment Agreement between SP Plus Corporation and Kristopher H. Roy dated as of September 1, 2019	8-K/A	10.1	September 27, 2019

10.8+	SP Plus Corporation Second Amended and Restated Long-Term Incentive Plan, dated as of February 11, 2019.	10-K	10.8	February 27, 2019

10.9+	Form of Performance Share Agreement between the Company and Recipient.	10-K	4.1	December 31, 2015

10.10+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008.	8-K	10.1	July 2, 2008

10.10.1+	First Amendment to Form of the Company's Restricted Stock Unit Agreement.	8-K	10.1	August 6, 2009

10.10.2+	Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011.	8-K	10.1	June 2, 2011

10.10.3	Third Amendment to Form of the Company's Restricted Stock Unit Agreement dated March 2, 2017.	10-Q	10.1	May 6, 2019

10.11	Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.	10-K	10.23	December 31, 2013

10.12	Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC.	10-K	10.24	December 31, 2013

10.13	Form of Property Management Agreement.	10-K	10.30	December 31, 2005

10.14	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.	10-K	10.27	December 31, 2008

10.15	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.	10-K	10.28	December 31, 2008

10.16	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.	10-K	10.29	December 31, 2008

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm dated as of February 22, 2021.

31.1*	Section 302 Certification dated February 22, 2021 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated February 22, 2021 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2021.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan, contract or agreement.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: February 22, 2021	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, Principal Accounting
Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G MARC BAUMANN	Director, President and Chief Executive Officer ( Principal Executive Officer)	February 22, 2021
G Marc Baumann

/s/ KAREN M. GARRISON	Director and Non-Executive Chairman	February 22, 2021
Karen M. Garrison
/s/ ALICE M. PETERSON	Director	February 22, 2021
Alice M. Peterson
/s/ GREGORY A. REID	Director	February 22, 2021
Gregory A. Reid
/s/ WYMAN T. ROBERTS	Director	February 22, 2021
Wyman T. Roberts
/s/ DOUGLAS R. WAGGONER	Director	February 22, 2021
Douglas R. Waggoner

/s/ KRISTOPHER H. ROY	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorize Officer)	February 22, 2021
Kristopher H. Roy

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SP Plus Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Goodwill impairment
Description of the Matter

As described in Notes 1 and 11 to the consolidated financial statements, the Company recorded impairment charges on the goodwill within the Aviation reporting unit. The termination of certain Aviation contracts and the impacts of COVID-19 caused a decline in the Company's expected future operating cash flow and resulted in impairment triggers.  As a result of these changes, the Company evaluated goodwill in its Aviation reporting unit for recoverability and determined that the goodwill was impaired. The Company recognized a $59.5 million impairment charge during 2020.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was based on significant assumptions, including revenue, cost of services and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above and identification of reporting units.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in evaluating the Company’s valuation models and the reasonableness of the significant assumptions described above. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether any changes to the Company’s business model, customer base and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and reviewed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the Company’s reporting units to the overall market capitalization of the Company.

Long-lived Assets Impairment
Description of the Matter

As described in Note 1, 2, 10 and 12 to the consolidated financial statements, during 2020 the Company recorded impairment charges relating to long-lived assets. The termination of certain contracts and the impact of COVID-19 caused a decline in the Company's expected future operating cash flows and resulted in impairment triggers for certain asset groups.  The Company’s tests of recoverability and fair value measurements for the asset groups resulted in impairment charges of $98.7 million and $75.8 million relating to right-of-use assets in the Commercial segment and intangible assets in the Aviation segment, respectively.

Auditing the Company's measurement of impairment involved a high degree of subjectivity as estimates underlying the determination of fair values were based on assumptions about future economic conditions. Significant assumptions used in the Company’s fair value estimates included projected future revenues, costs of services and the discount rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine its asset groups, the fair value of the related assets and calculation of the long-lived asset impairment charges. This included controls over management's cash flow models and review of the significant assumptions as described above.

To test the estimated fair value of the Company’s long-lived assets, we performed audit procedures that included, among other procedures, assessing methodologies and testing the significant assumptions and the underlying data used by the Company in its analyses.  We involved our valuation specialists to assist in evaluating the Company’s valuation models and the reasonableness of the significant assumptions.  We compared the significant assumptions used by management to current industry and economic trends and evaluated whether any changes to the Company’s business model, customer base and other factors would affect the significant assumptions.  For example, we compared the significant assumptions used to estimate cash flows to current industry and economic trends, performed a sensitivity analyses of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions and recalculated management's estimate.

Valuation of insurance reserves incurred but not reported
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company purchases comprehensive liability insurance covering certain claims that occur in its operations, including coverage for general, garage and automobile liabilities. In addition, the Company purchases workers' compensation insurance coverage for all eligible employees and umbrella/excess liability insurance coverage. Under these various insurance policies, the Company is effectively self-insured for all claims up to the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The Company’s insurance reserves for claims that have been incurred but not reported (IBNR) are based upon historical claims experience and actuarial methods performed quarterly by a third-party actuarial advisor. As of December 31, 2020, the insurance reserve for general, garage, automobile and workers’ compensation liabilities are recorded in Accrued and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets for the short term and long-term portions, respectively.

Auditing management's estimate of insurance reserves involved a high degree of subjectivity because the estimate was sensitive to changes in assumptions, including assumptions for IBNR claims which includes estimating reporting and payment patterns for losses and the count of IBNR claims, as well as expected loss rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s IBNR process, including controls over management’s review of the significant assumptions described above.

To test the insurance reserves, we performed audit procedures over the completeness and accuracy of the underlying claims data provided to management’s third-party actuarial advisers, which is the basis used to estimate total ultimate dollar value of claims and the expected amount of IBNR claims.  Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies and assumptions applied by management’s third-party actuarial advisers in determining the actuarially determined reserve. We compared the Company’s recorded reserves to a range which our actuarial specialist developed based on independently selected assumptions.  We also reconciled management’s third-party actuarial advisers’ report to the Company’s insurance liability reserve per the general ledger.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1989.

Chicago, Illinois

February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SP Plus Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SP Plus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2021

SP Plus Corporation

Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2020	2019
Assets
Cash and cash equivalents	$13.9	$24.1
Notes and accounts receivable, net	111.2	162.3
Prepaid expenses and other current assets	26.8	24.7
Total current assets	151.9	211.1
Leasehold improvements, equipment and construction in progress, net	53.3	47.9
Right-of-use assets	235.1	431.7
Goodwill	526.6	586.0
Other intangible assets, net	63.1	152.2
Equity investments in unconsolidated entities	10.1	10.2
Deferred taxes	63.8	10.6
Other noncurrent assets, net	33.8	29.9
Total noncurrent assets	985.8	1,268.5
Total assets	$1,137.7	$1,479.6
Liabilities and stockholders' equity
Accounts payable	$97.8	$115.3
Accrued and other current liabilities	112.7	121.4
Short-term lease liabilities	82.1	115.2
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	25.0	17.9
Total current liabilities	317.6	369.8
Long-term borrowings, excluding current portion	337.1	351.1
Long-term lease liabilities	243.4	327.7
Other noncurrent liabilities	58.2	57.1
Total noncurrent liabilities	638.7	735.9
Total liabilities	$956.3	$1,105.7
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2020 and 2019, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2020 and 2019; 25,123,128 and 23,088,386 shares issued and outstanding as of December 31, 2020, respectively, and 24,591,127 and 22,950,360 issued and outstanding as of December 31, 2019, respectively	—	—
Treasury stock at cost, 2,034,742 and 1,640,767 shares at December 31, 2020 and 2019, respectively	(70.6)	(55.3)
Additional paid-in capital	261.4	262.6
Accumulated other comprehensive loss	(4.4)	(2.7)
(Accumulated deficit) retained earnings	(3.3)	169.5
Total SP Plus Corporation stockholders' equity	183.1	374.1
Noncontrolling interest	(1.7)	(0.2)
Total stockholders' equity	181.4	373.9
Total liabilities and stockholders' equity	$1,137.7	$1,479.6

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of (Loss) Income

	Years Ended December 31,
(millions, except for share and per share data)	2020	2019	2018
Services revenue
Lease type contracts	$189.4	$408.9	$413.9
Management type contracts	359.6	526.0	361.5
	549.0	934.9	775.4
Reimbursed management type contract revenue	537.9	728.8	693.0
Total services revenue	1,086.9	1,663.7	1,468.4
Cost of services
Lease type contracts	195.0	366.9	377.6
Management type contracts	226.5	339.9	213.8
	421.5	706.8	591.4
Reimbursed management type contract expense	537.9	728.8	693.0
Lease impairment	97.1	—	—
Total cost of services	1,056.5	1,435.6	1,284.4
Gross profit
Lease type contracts	(5.6)	42.0	36.3
Management type contracts	133.1	186.1	147.7
Lease impairment	(97.1)	—	—
Total gross profit	30.4	228.1	184.0
General and administrative expenses	85.4	109.0	91.0
Depreciation and amortization	29.3	29.4	17.9
Impairment of goodwill and intangible assets	135.3	—	—
Operating (loss) income	(219.6)	89.7	75.1
Other expense (income)
Interest expense	21.5	18.9	9.6
Interest income	(0.5)	(0.3)	(0.4)
Other expenses	0.1	—	—
Gain on sale of other investments	(0.3)	—	—
Equity in earnings from investment in unconsolidated entity	—	—	(10.1)
Total other expenses (income)	20.8	18.6	(0.9)
(Loss) earnings before income taxes	(240.4)	71.1	76.0
Income tax (benefit) expense	(67.5)	19.4	19.6
Net (loss) income	(172.9)	51.7	56.4
Less: Net (loss) income attributable to noncontrolling interest	(0.1)	2.9	3.2
Net (loss) income attributable to SP Plus Corporation	$(172.8)	$48.8	$53.2
Common stock data
Net (loss) income per common share
Basic	$(8.21)	$2.21	$2.38
Diluted	$(8.21)	$2.20	$2.35
Weighted average shares outstanding
Basic	21,056,061	22,080,025	22,394,542
Diluted	21,056,061	22,208,032	22,607,223

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
(millions)	2020	2019	2018
Net (loss) income	$(172.9)	$51.7	$56.4
Change in fair value of interest rate collars	(1.8)	(0.4)	—
Foreign currency translation gain (loss)	0.1	0.1	(0.6)
Comprehensive (loss) income	(174.6)	51.4	55.8
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.1)	2.9	3.2
Comprehensive (loss) income attributable to SP Plus Corporation	$(174.5)	$48.5	$52.6

See Notes to Consolidated Financial Statements

SP Plus Corporation

Consolidated Statements of Stockholders' Equity

	Common Stock
				Accumulated	Retained
	Number		Additional	Other	Earnings
	of	Par	Paid-In	Comprehensive	(Accumulated	Treasury	Noncontrolling
(millions, except share data)	Shares	Value	Capital	Loss	Deficit)	Stock	Interest	Total
Balance at December 31, 2017	22,542,672	$—	$254.6	$(1.2)	$67.0	$(7.5)	$0.2	$313.1
Adoption of ASU No. 2018-02	—	—	—	(0.6)	0.6	—	—	—
Balance at January 1, 2018	22,542,672	$—	$254.6	$(1.8)	$67.6	$(7.5)	$0.2	$313.1
Net income	—	—	—	—	53.2	—	3.2	56.4
Foreign currency translation	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of stock grants	20,757	—	0.7	—	—	—	—	0.7
Issuance of restricted stock units	161,495	—	—	—	—	—	—	—
Issuance of performance stock units	59,052	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	2.4	—	—	—	—	2.4
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.3)	(3.3)
Balance at December 31, 2018	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	48.8	—	2.9	51.7
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Change in fair value of interest rate collars	—	—	—	(0.4)	—	—	—	(0.4)
Issuance of stock grants	14,076	—	0.8	—	—	—	—	0.8
Issuance of restricted stock units	90,214	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	4.1	—	—	—	—	4.1
Repurchases of common stock	—	—	—	—	—	(47.9)	—	(47.8)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Balance at December 31, 2019	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net loss	—	—	—	—	(172.8)	—	(0.1)	(172.9)
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Change in fair value of interest rate collars	—	—	—	(1.8)	—	—	—	(1.8)
Issuance of stock grants	25,066	—	0.5	—	—	—	—	0.5
Issuance of restricted stock units	66,259	—	—	—	—	—	—	—
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Noncontrolling interest buyout	—	—	(1.7)	—	—	—	—	(1.7)
Repurchases of common stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 31, 2020	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4

Note: Amounts may not foot due to rounding.

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2020	2019	2018
Operating activities
Net (loss) income	$(172.9)	$51.7	$56.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments	234.0	—	—
Depreciation and amortization	29.3	29.3	18.8
Non-cash stock-based compensation	0.5	4.9	3.1
Provisions for credit losses on accounts receivable	6.4	1.1	1.5
Deferred income taxes	(52.5)	4.2	1.3
Gain on sale of equity method investment	—	—	(10.1)
Other	2.0	0.5	(0.3)
Changes in operating assets and liabilities
Notes and accounts receivable	44.6	(12.7)	(16.7)
Prepaid and other current assets	(2.1)	(6.9)	0.1
Accounts payable	(17.5)	5.2	0.8
Accrued liabilities and other	(31.6)	(1.3)	16.0
Net cash provided by operating activities	40.2	76.0	70.9
Investing activities
Purchase of leasehold improvements and equipment	(8.4)	(10.2)	(8.9)
Cost of contracts purchased	(2.6)	(2.6)	(1.1)
Proceeds from sale of other investments and equipment	1.2	0.3	0.2
Proceeds from sale of equity method investment	—	—	19.3
Noncontrolling interest buyout	(1.7)	—	—
Acquisition of business, net of cash acquired	—	—	(277.9)
Net cash used in investing activities	(11.5)	(12.5)	(268.4)
Financing activities
Proceeds from credit facility revolver	484.1	455.6	333.5
Payments on credit facility revolver	(488.4)	(470.6)	(186.3)
Proceeds from credit facility term loan	—	—	225.0
Payments on credit facility term loan	(11.3)	(11.3)	(150.0)
Payments of debt issuance costs	(1.7)	—	(3.2)
Payments on other long-term borrowings	(5.0)	(2.3)	(0.5)
Distributions to noncontrolling interest	(1.4)	(3.2)	(3.3)
Repurchases of common stock	(15.3)	(47.6)	—
Net cash (used in) provided by financing activities	(39.0)	(79.4)	215.2
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1	(0.6)
(Decrease) increase in cash and cash equivalents	(10.2)	(15.8)	17.1
Cash and cash equivalents at beginning of year	24.1	39.9	22.8
Cash and cash equivalents at end of year	$13.9	$24.1	$39.9
Supplemental Disclosures
Cash paid during the period for
Interest	$18.8	$17.9	$8.5
Income taxes	$2.4	$15.3	$15.3

See Notes to Consolidated Financial Statements

SP Plus Corporation

Notes to Consolidated Financial Statements

(millions, except share and per share data)

1.	Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for the Company’s clients. The Company provides professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, event logistics, and other technology-driven mobility solutions to aviation, commercial, hospitality, healthcare and government clients across North America. The Company typically enters into contractual arrangements with property owners or managers as opposed to owning facilities.

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

Foreign Currency Translation

The functional currency of the Company's Canadian operations is the Canadian dollar. Accordingly, assets and liabilities of the Company's Canadian operations are translated from the Canadian dollar into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translations of Canadian dollar financial statements are accumulated and classified as a separate component of stockholders' equity.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.3 million and $0.5 million as of December 31, 2020 and 2019, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and makes adjustments to the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2020 and 2019, the Company's allowance for doubtful accounts was $5.1 million and $1.9 million, respectively.

Transactions affecting the allowance for doubtful accounts receivable for the years ended December 31, 2020 and 2019 were as follows:

(millions)	December 31, 2020	December 31, 2019
Beginning Balance	$1.9	$1.0
Provision for credit losses	6.4	1.1
Write offs and other	(3.2)	(0.2)
Ending Balance	$5.1	$1.9

Leasehold Improvements, Equipment and Construction in Progress, net

Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average remaining life of approximately 4.3 years).

Certain costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.

Cost of Contracts

Cost of contracts represents the cost of obtaining contractual rights associated with a managed type or lease-type contract. Cost of parking contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on the contract life or anticipated life of the contract. Effective January 1, 2019, cost of contracts associated with leases within the scope of ASU No. 2016-02 Leases (Topic 842) are included in the right-of-use (“ROU”) assets balance.

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

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgement and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Beginning in March 2020, the COVID-19 pandemic (“COVID-19”) and the resulting stay at home orders issued by local governments were beginning to impact certain of the Company’s businesses. These factors have significantly impacted the hospitality and travel industries, as well as overall consumer discretionary spending.

Due to the impacts of COVID-19, revenues for certain markets in which the Company operates have dropped significantly as compared to the expectations as of the October 1, 2019 annual impairment test. The Company does not know how long the COVID-19 pandemic and its effects will continue to impact the results of the Company. In addition, certain Aviation contracts were terminated in August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company’s expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis for the Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, the Company determined that estimated carrying value exceeded implied fair value for the Aviation reporting unit and goodwill was impaired. See Note 11. Goodwill for further discussion.

Other Intangible Assets, net

Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, internal factors, such as changes in the Company’s business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, difference assumptions and estimates could materially impact reported financial results.

As a result of the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment triggers had occurred related to a proprietary know how intangible assets within the Aviation segment as of June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for the proprietary know how intangible asset as of June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that the estimated net carrying value for the proprietary know how intangible asset exceeded its undiscounted future cash flows and therefore, as of June 30, 2020, the asset was impaired.

Additionally, as a result of the termination of certain contracts within the Aviation reporting unit during August 2020 and the ongoing impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment testing triggers had occurred related to the Company’s customer relationships and trade names and trademarks intangible assets. Accordingly, the Company analyzed undiscounted cash flows for certain intangible assets as of August 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain intangible assets and therefore, as of August 31, 2020, certain intangible assets were impaired.

The impairments recognized were measured by the amount by which the carrying value of the intangible assets exceed their fair value. See Note 10. Other Intangible Assets, net for further discussion.

For both goodwill and intangible assets, future events may indicate differences from management’s judgements and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decreases revenues and profitability of existing locations and changes in the cost structure of existing facilities.

Long-Lived Assets

The Company evaluates long-lived assets, including ROU assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

As a result of the impact of COVID-19 on the Company's expected future operating cash flows, the Company’s management determined impairment testing triggers had occurred for ROU assets associated with certain asset groups. Accordingly, the Company analyzed undiscounted cash flows for these ROU assets during the year ended December 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for ROU assets associated with certain asset groups and therefore for the year ended December 31, 2020, certain ROU assets were impaired. The impairment recognized is measured by the amount by which the carrying value of the ROU asset exceeded its fair value. See Note 2. Leases for further discussion.

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

Accrued and other current liabilities

Components of accrued and other current liabilities for the years ended December 31, 2020 and 2019 were as follows:

(millions)	December 31, 2020	December 31, 2019
Accrued rent	$17.3	$18.1
Compensation and payroll withholdings	32.0	28.7
Property, payroll and other taxes	4.8	6.8
Accrued insurance	20.1	19.2
Accrued expenses	38.5	48.6
Accrued and other current liabilities	$112.7	$121.4

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $23.2 million and $29.3 million are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2020, and 2019, respectively. Long-term debt has a carrying value that approximates fair value because the instruments bear interest at variable market rates.

Insurance Reserves

The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, the Company purchases umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, the Company is obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by its general / garage liability, automobile, workers' compensation and garage keepers legal liability policies. As a result, the Company is, in effect, self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience and exposures specific to each type of insurance, along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2020, the insurance reserve for general, garage, automobile and workers’ compensation liabilities is recorded in Accrued and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets for short term and long term balances, respectively. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of expense recognition associated with legal claims against the Company. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure for pending legal claims. See Note 19. Legal Proceedings for further discussion.

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

Equity Investment in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Consolidated Statements of (Loss) Income. The equity earnings in these related investments were $1.3 million, $3.2 million, and $2.7 million for the year ended December 31, 2020, 2019 and 2018, respectively.

In 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). On January 3, 2018, the Company sold its entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and recognized a pre-tax gain of $10.1 million, net of closing costs. The pre-tax gain was included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of (Loss) Income for the year ended December 31, 2018. The Company historically accounted for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile was included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. The equity (earnings) losses in the Parkmobile joint venture were historically included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of (Loss) Income.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our Consolidated Financial Statements.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, the Company’s assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between US GAAP amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. The Company has certain state net operating loss carry forwards which expire in 2036. The Company considers a number of factors in its assessment of the recoverability of its net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in the Company's operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and the Company’s assessment of their recoverability.

When evaluating the Company’s tax positions, the Company accounts for uncertainty in income taxes in its Consolidated Financial Statements. The evaluation of a tax position by the Company is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on only the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in the Company’s financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act included significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (SAB 118), as issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. The Company completed its analysis of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018 in accordance with SAB 118.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This ASU addresses, a variety of topics in the Accounting Standards Codification in order to improve consistency and clarify the guidance. The FASB provided transition guidance for all of the amendments. The ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

For leases that include one or more options to renew, the exercise of such renewal options is at the Company's sole discretion or mutual agreement. The Company’s lease term may include renewal options that are at the Company’s sole discretion and are reasonably certain to be exercised. Equipment and vehicle leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups. Accordingly, the Company performed undiscounted cash flow analyses on certain operating lease ROU assets during the year ended December 31, 2020. Based on the undiscounted cash flow analyses as of March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The fair value of ROU assets measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to the net carrying values, and, as a result, ROU assets held and used with a carrying amount of $278.9 million were determined to have a fair value of $180.2 million resulting in impairment charges of $98.7 million in the Commercial segment for the year ended December 31, 2020, of which $97.1 million is included within Lease impairment in the Consolidated Statements of (Loss) Income and $1.6 million is included within General and administrative expenses in the Consolidated Statements of (Loss) Income. No lease impairment charges were recognized during the year ended December 31, 2019.

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to the COVID-19 pandemic, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and has also elected not to apply modification guidance under Topic 842. These concessions will be recognized as a reduction of rent expense in the month they occur and will be recorded within Cost of parking services within the Consolidated Statements of (Loss) Income. During the year ended December 31, 2020, as a result of the ongoing COVID-19 pandemic, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $26.0 million related to rent concessions as a reduction to cost of services during the year ended December 31, 2020.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 5. Revenue for further discussion on service concession arrangements.

During the year ended December 31, 2020, as a result of the ongoing COVID -19 pandemic, the Company was able to negotiate cost reductions with certain entities related to service concession arrangements.  As a result, the Company recorded $31.3 million related to such cost reductions during the year ended December 31, 2020.

The components of ROU assets and lease liabilities and classification on the Consolidated Balance Sheet as of December 31, 2020 and 2019 were as follows:

(millions)	Classification	2020	2019
Assets
Operating	Right-of-use assets	$235.1	$431.7
Finance	Leasehold improvements, equipment and construction in progress, net	28.8	18.6
Total leased assets		$263.9	$450.3
Liabilities
Current
Operating	Short-term lease liabilities	$82.1	$115.2
Finance	Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	7.8	3.1
Noncurrent
Operating	Long-term lease liabilities	243.4	327.7
Finance	Long-term borrowings, excluding current portion	20.5	15.6
Total lease liabilities		$353.8	$461.6

The components of lease cost and classification on the Consolidated Statement of Income for the year ended December 31, 2020 and 2019 were as follows:

(millions)	Classification	2020	2019
Operating lease (a)(b)	Cost of services - lease type contracts	$81.1	$150.9
Short-term lease (a)	Cost of services - lease type contracts	22.6	33.1
Variable lease	Cost of services - lease type contracts	20.1	58.1
Operating lease cost		123.8	242.1
Finance lease cost
Amortization of leased assets	Depreciation and amortization	4.2	2.3
Interest on lease liabilities	Interest expense	1.1	0.9
Lease Impairment	Lease impairment	97.1	—
Lease Impairment	General and administrative expenses	1.6	—
Net lease cost		$227.8	$245.3
(a)

Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $5.7 million and $6.0 million for the years ended December 31, 2020 and 2019, respectively.

(b)	Includes rent concessions amounting to $26.0 million for the year ended December 31, 2020. No rent concessions were recognized for the year ended December 31, 2019.

Sublease income during the years ended December 31, 2020 and 2019 was $1.6 million and $2.0 million, respectively.

The Company has entered into operating lease arrangements as of December 31, 2020 that commence in future periods. The total amount of ROU assets and lease liabilities related to these arrangements are immaterial.

Maturities, lease term, and discount rate information of lease liabilities as of December 31, 2020 were as follows:

	Operating	Finance
(millions)	Leases	Leases	Total
2021	$94.7	$8.8	$103.5
2022	80.0	7.5	87.5
2023	59.1	5.3	64.4
2024	41.8	3.4	45.2
2025	29.5	1.7	31.2
After 2025	69.3	5.0	74.3
Total lease payments	374.4	31.7	406.1
Less: Imputed interest	48.9	3.4	52.3
Present value of lease liabilities	$325.5	$28.3	$353.8
Weighted-average remaining lease term (years)	5.6	5.1
Weighted-average discount rate	5.0%	4.2%

Future sublease income for the periods shown above was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 were as follows:

(millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$120.3	$179.0
Operating cash outflows related to interest on finance leases	1.1	0.9
Financing cash outflows related to finance leases	5.2	2.3
Leased assets obtained in exchange for new operating liabilities	38.2	68.6
Leased assets obtained in exchange for new finance lease liabilities	16.5	6.8

3. Acquisition

On November 30, 2018 (the “acquisition date”), the Company acquired the outstanding shares of ZWB Holdings, Inc. and Rynn's Luggage Corporation, and their subsidiaries and affiliates (collectively, "Bags"). Bags is a leading provider of baggage delivery, remote airline check in, and other related services, primarily to airline, airport and hospitality clients. Subject to the terms and conditions of the Stock Purchase Agreement, the Company paid $283.6 million as consideration for the acquisition of Bags. The consideration was comprised of $275.0 million of cash paid by SP Plus, $8.1 million related to the net working capital and cash acquired and $0.5 million for certain individual taxes to be paid by the seller (the “Cash Consideration”). As described in Note 20. Segment Information, the Company integrated the Bags' operations into the Aviation segment, effective November 30, 2018.

The acquisition of Bags has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values. Goodwill as of the acquisition date was measured as the excess of consideration transferred, which is also generally measured at fair value or the net acquisition date fair values of the assets acquired and the liabilities assumed. The results of operations are reflected in the consolidated financial statements of the Company from the acquisition date.

The Company incurred certain acquisition and integration costs associated with the acquisition of Bags that were expensed as incurred and are reflected in the Consolidated Statements of (Loss) Income. See Note 4. Acquisition, Restructuring and Integration Costs for further discussion.

The fair values of assets acquired and liabilities assumed were as follows:

		Measurement
		Period
(millions)	Initial	Adjustments	Final
Cash and cash equivalents	$5.9		$5.9
Notes and accounts receivable	13.2		13.2
Prepaid expenses and other current assets	2.0		2.0
Other noncurrent assets	0.2		0.2
Leasehold improvements, equipment and construction in progress	1.5		1.5
Other intangible assets, net	118.0		118.0
Goodwill	154.1	0.3	154.4
Accounts payable	(6.5)		(6.5)
Accrued and other current liabilities	(4.1)	(0.3)	(4.4)
Other long-term liabilities	(0.7)		(0.7)
Net assets acquired and liabilities assumed	$283.6	$—	$283.6

Goodwill of $154.4 million represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The goodwill recognized was primarily attributable to expanded revenue synergies and opportunities in the aviation and hospitality businesses, as well as other benefits that the Company believes will result from combining its operations with the operations of Bags. The goodwill acquired is deductible for tax purposes.

Acquired other Intangibles assets were as follows:

(millions)	Estimated Life	Fair Value
Trade name	5.0 Years	$5.6
Customer relationships	12.4 - 15.8 Years	100.4
Existing technology	5.0 - 6.0 Years	10.4
Non-compete agreement	5.0 Years	1.6
Estimated fair value of identified intangibles		$118.0

The fair value for all identifiable intangible assets is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The fair value of trade names was determined with the relief from royalty savings method. The Company considered the return on assets and market comparable methods when estimating an appropriate royalty rate for the trade names. The fair value of acquired customer relationships was determined with the excess earnings method. This approach calculates the excess of the future cash inflows (i.e., revenue from customers generated from the relationships) over the related cash outflows (i.e., customer servicing expenses) generated over the useful life of the relationship. The fair value of developed or existing technology was determined utilizing the relief from royalty savings method with additional consideration given to asset deterioration rates.

Unaudited Pro forma financial information

The following unaudited pro forma results of operations for the year ended December 31, 2018, assumes the acquisition of Bags was completed on January 1, 2018, and as such Bags pre-acquisition results have been added to the Company’s historical results. The historical consolidated financial information of the Company and Bags have been adjusted to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The pro forma results contained in the table below include adjustments for (i) amortization of acquired intangibles, (ii) reduced general and administrative expenses related to non-routine transaction expenses, (iii) increased interest expense related to the financing of the acquisition of Bags, and (iv) estimated income tax effect.

The unaudited pro forma condensed combined financial information is presented solely for informational purposes and is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. The unaudited pro forma condensed combined financial statements do not give effect to the potential impact of any anticipated benefits from revenue synergies, cost savings or operating synergies that may result from the acquisition of Bags or to any disynergies and integration related costs. Also, the unaudited pro forma condensed combined financial information does not reflect possible adjustments related to potential restructuring or integration activities that have yet to be determined or transaction or other costs following the combination that are not expected to have a continuing impact on the business of the combined company. Further, one-time transaction-related expenses anticipated to be incurred prior to, or concurrent with, the closing of the transaction were not included in the unaudited pro forma condensed combined statement of income as such transaction costs were determined not to be significant. Additionally, the unaudited pro forma financial information does not reflect the costs that the company has incurred or may incur to integrate Bags.

(millions)	2018
Total services revenue	$1,617.7
Net income attributable to SP Plus Corporation	55.1

Services revenue and net income related to Bags that are included in the Consolidated Statements of (Loss) Income were $14.2 million and $1.3 million or the year ended December 31, 2018, respectively, which were included in Services revenue - Management type contracts and Net income attributable to SP Plus Corporation, respectively.

4. Acquisition, Restructuring and Integration Costs

Acquisition, Restructuring and Integration Costs

The Company incurred certain acquisition, restructuring and integration costs that were expensed as incurred, which include:

•

Costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2020, 2019 and 2018 (included within Cost of services and General and administrative expenses within the Consolidated Statements of (Loss) Income);

•

Transaction costs and other acquisition related costs (primarily professional and advisory services, as well as write-offs of aged receivables incurred prior to acquisition) primarily related to the acquisition of Bags (included within General and administrative expenses within the Consolidated Statements of (Loss) Income) and;

•

Consulting costs for integration-related activities related to the acquisition of Bags incurred during the year ended December 31, 2019 (included within General and administrative expenses within the Consolidated Statements of (Loss) Income).

Included in General and administrative expenses are severance related costs of $4.0 million during the year ended December 31, 2020, reflecting the actions the Company has taken to lessen the impacts of COVID-19 on the business. The acquisition, restructuring, and integration related costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
Cost of services - lease type contracts	$0.4	$—	$—
Cost of services - management type contracts	0.7	—	—
General and administrative expenses	6.5	1.3	8.1

The accrual for acquisition, restructuring and integration costs of $1.2 million and $0.1 million is included in Accrued and other current liabilities within the Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively.

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

Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. As noted in Note 1. Significant Accounting Policies and Practices and in accordance with Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the year ended December 31, 2020, 2019, and 2018, respectively.

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the facilities as well ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. The Company believes that it can generally purchase required insurance for the facility and facility operations at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, workers' compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under its management type contracts by focusing on risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed facilities as these revenues belong to the property owners rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

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

Reimbursed management type contract revenue and expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions, as the nature of its performance obligations is for the Company to provide the services on behalf of the client. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the client.

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or client, and is the unit of account under Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation that is not separately identifiable from other promises in the contract and therefore not distinct, comprising the promise to provide a bundle of monthly performance obligations or parking services for transient or monthly parkers.

The contract price is generally deemed to be the transaction price. Some management type contracts include performance incentives that are based on variable performance measures. These incentives are constrained at contract inception and recognized once the customer has confirmed that the Company has met the contractually agreed upon performance measures as defined in the contract.

The Company’s performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the year ended December 31, 2020, 2019 and 2018, respectively, were not significant.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.

As of December 31, 2020, the Company had $118.0 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

Remaining Performance
(millions)	Obligations
2021	$51.3
2022	28.9
2023	19.5
2024	10.7
2025	4.4
2026 and thereafter	3.2
Total	$118.0

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets and contract liabilities. Accounts receivable represent amounts where the Company has an unconditional right to the consideration and therefore only the passage of time is required for the Company to receive consideration due from the customer. Both lease type and management type contracts have customers and clients where amounts are billed as work progresses or in advance in accordance with agreed-upon contractual terms. Billing may occur subsequent to or prior to revenue recognition, resulting in contract assets and liabilities. The Company, on occasion, receives advances or deposits from customers and clients, on both lease and management type contracts, before revenue is recognized, resulting in the recognition of contract liabilities.

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net and Accrued and other current liabilities, respectively, on the Consolidated Balance Sheets. See Note 1. Significant Accounting Policies and Practices for additional detail on the write-off of accounts receivable. There were no impairment charges recorded on contract assets and liabilities for the years ended December 31, 2020, 2019 and 2018. The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of December 31, 2020 and 2019:

(millions)	2020	2019
Accounts receivable	$102.7	$151.3
Contract asset	8.6	11.0
Contract liability	(12.5)	(19.4)

Changes in contract assets include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances during the years ended December 31, 2020 and 2019:

(millions)	2020	2019
Balance, beginning of period	$11.0	$11.4
Additional contract assets	8.6	11.0
Reclassification to accounts receivable	(11.0)	(11.4)
Balance, end of period	$8.6	$11.0

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities balances during the years ended December 31, 2020 and 2019:

(millions)	2020	2019
Balance, beginning of period	$(19.4)	$(19.1)
Additional contract liabilities	(12.5)	(19.4)
Recognition of revenue from contract liabilities	19.4	19.1
Balance, end of period	$(12.5)	$(19.4)

Cost of contracts, net

Cost of contracts, net represents the cost of obtaining contractual rights associated with providing services for lease or management type contracts. Incremental costs incurred to obtain service contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. The amortization period is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life.

See Note 9. Cost of Contracts, net for amortization expense related to cost of contracts. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue and were not significant for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, cost of contracts net of accumulated amortization included on the Consolidated Balance Sheets within Other noncurrent assets was $4.8 million and $4.3 million, respectively. No impairment charges were recorded during the years ended December 31, 2020, 2019 and 2018, respectively.

6. Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including restricted stock units, using the treasury-stock method. Unvested performance share units are excluded from the computation of weighted average diluted common shares outstanding if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the period. In periods where the Company has a net loss, restricted stock units are excluded from the calculation of net (loss) earnings per common share, as their inclusion would be anti-dilutive.

Basic and diluted net (loss) income per common share and a reconciliation the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding was as follows:

	Year Ended December 31,
(millions, except share and per share data)	2020	2019	2018
Net (loss) income attributable to SP Plus Corporation	$(172.8)	$48.8	$53.2
Basic weighted average common shares outstanding	21,056,061	22,080,025	22,394,542
Dilutive impact of share-based awards	—	128,007	212,681
Diluted weighted average common shares outstanding	21,056,061	22,208,032	22,607,223
Net (loss) income per common share
Basic	$(8.21)	$2.21	$2.38
Diluted	$(8.21)	$2.20	$2.35

Due to the net loss during the year ended December 31, 2020, common stock equivalents arising from 51,276 restricted stock units were excluded from the computation.

There were no additional securities that could dilute basic earnings per common share in the future that were not included in the computation of diluted earnings per common share, other than those disclosed.

7. Stock-Based Compensation

The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award based on assumptions as of the grant date. The expense is recognized on a straight-line basis over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. For those awards in which there is no requisite service period, the Company immediately recognizes the compensation expense. If the award is later modified, the Company may measure the award based on the estimated fair value at the modification date and recognize expense over the remaining requisite employee service period or performance period. The Company accounts for forfeitures of stock-based awards as they occur.

The Company has an amended and restated long-term incentive plan (the "Plan") under which the Company may grant future awards. On March 7, 2018, the Company’s Board of Directors (the “Board”) approved an amendment to the Plan that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the Plan amendment on May 8, 2018. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2020, 647,903 shares remained available for grant under the Plan.

Stock Grants

Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Consolidated Statements of (Loss) Income. The Company’s authorized vested stock grants to certain directors and related expense for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Year Ended December 31,
(millions, except stock grants)	2020	2019	2018
Vested stock grants	25,066	14,076	12,736
Stock-based compensation expense	$0.5	$0.5	$0.5

Restricted Stock Units

No restricted stock units were granted during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company granted of 37,235 restricted stock units to certain executives that vest over three years from the grant date.

During the year ended December 31, 2018, the Company granted of 48,663 and 8,426 restricted stock units to certain executives that vest over three years and five years from the grant date, respectively.

Nonvested restricted stock units as of December 31, 2020, and changes during the year ended December 31, 2020 were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2019	153,442	$27.46
Granted	—	—
Vested	(102,166)	24.56
Forfeited	—	—
Nonvested as of December 31, 2020	51,276	$33.24

The Company's stock-based compensation expense related to the restricted stock units for the years ended December 31, 2020, 2019 and 2018, which is included in General and administrative expenses within the Consolidated Statements of (Loss) Income, was as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
Stock-based compensation expense	$1.1	$1.1	$0.9

Unrecognized stock-based compensation expense related to restricted stock units and the respective weighted average periods in which the expense will be recognized as of December 31, 2020 was as follows:

Year Ended December 31,
(millions)	2020
Unrecognized stock-based compensation	$0.6
Weighted average (years)	1.2 years

Performance Share Units (“PSU’s”)

In September 2014, the Board authorized a performance-based incentive program under the Plan (“Performance-based Incentive Program”), whereby the Company may issue PSU’s to certain individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage the ownership of the Company’s common stock, retain key employees and reward management’s performance. The Performance-Based Incentive Program provides participants with the opportunity to earn vested common stock if certain performance targets for pre-tax cash flow are achieved over the cumulative three-year period starting in the year of grant and the participants satisfy service-based vesting requirements. The stock-based compensation expense associated with nonvested PSU’s is recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax cash flow over the cumulative three-year period.

The Company granted awards during the years ended December 31, 2020, 2019 and 2018 of 96,056, 125,232 and 100,715, respectively, under the Performance-Based Incentive Program. The performance target is based on the achievement of free cash flow before cash taxes and interest payments over the cumulative three-year period starting in the year of grant, subject to certain discretionary adjustments by the Board. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the awards granted in 2020 (“2020 PSU’s) and 2019 (“2019 PSU’s), are 181,504 and 227,478, respectively.

Due to the impact of COVID-19 on the Company’s operations, during the year ended December 31, 2020, the Compensation Committee of the Board modified the performance target for the awards granted in 2018 (“2018 PSU’s”), as well as evaluated qualitative performance factors for the Company during 2020, which resulted in achievement of 95% of the target for the 2018 PSU’s. The 2018 PSU’s vested as of December 31, 2020. The Company concluded this determination was a Type III modification and compensation expense was recorded based on the fair value of the awards at the date of modification. Had the Compensation Committee not made this determination, the Company would have recorded no compensation expense related to the 2018 PSU’s. The performance targets for the 2019 and 2020 PSU’s have not been amended. As such, during the year ended December 31, 2020, $1.4 million of compensation expense related to the

2019 PSU’s was reversed, since the Company no longer expected the required performance targets to be achieved. In addition, the Company has not recorded compensation expense related to the 2020 PSU’s.

Nonvested PSU’s as of December 31, 2020, and changes during the year ended December 31, 2020 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2019	212,096	$35.01
Granted	96,056	37.89
Vested	(81,115)	30.01
Forfeited	(23,173)	36.27
Expired	(3,646)	37.59
Nonvested as of December 31, 2020	200,218	$35.27

The Company's stock-based compensation expense (net reduction of expense) related to PSU’s during the years ended December 31, 2020, 2019 and 2018, which is included in General and administrative expenses within the Consolidated Statements of (Loss) Income, was as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
Stock-based compensation expense	$(1.0)	$3.3	$1.4

Since the Company no longer expects the required performance targets to be achieved for the 2019 and 2020 PSU’s, no future compensation expense is expected to be recognized; however, future compensation expense for the 2019 and 2020 PSU’s could reach a maximum of $14.1 million if certain performance targets are achieved.

8. Leasehold Improvements, Equipment and Construction in Progress, net

Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization for the years ended December 31, 2020 and 2019, were as follows:

		December 31
(millions)	Estimated Useful Life	2020	2019
Equipment	1 - 10 Years	$50.1	$45.2
Software	2 - 5 Years	42.3	39.7
Vehicles	1 - 10 Years	37.3	30.0
Other	3 Years	0.8	0.6
	Shorter of lease term or economic life up to
Leasehold improvements	10 years	18.0	18.8
Construction in progress		6.8	6.3
		155.3	140.6
Accumulated depreciation and amortization		(102.0)	(92.7)
Leasehold improvements, equipment and construction in
progress, net		$53.3	$47.9

Asset additions are recorded at cost, which includes interest on significant projects. Depreciation is recorded on a straight-line basis over their estimated useful lives or the terms of the respective leases, whichever is shorter. Leasehold improvements, equipment and construction in progress are reviewed for impairment when conditions indicate an impairment. If the assets are determined to be impaired, they are either written down or the useful life is adjusted to the remaining period of estimated useful life.

The Company's depreciation and amortization expense related to leasehold improvements and equipment for the years ended December 31, 2020, 2019 and 2018, which was included in Depreciation and amortization expense within the Consolidated Statements of (Loss) Income, was as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
Depreciation expense and amortization	$15.3	$12.8	$9.6

9. Cost of Contracts, net

Cost of contracts, net, as of December 31, 2020 and 2019 was as follows:

	December 31,
(millions)	2020	2019
Cost of contracts	$26.0	$26.0
Accumulated amortization	(21.2)	(21.7)
Cost of contracts, net	$4.8	$4.3

The table below shows the Company's amortization expense related to costs of contracts for the years ended December 31, 2020, 2019 and 2018, which was primarily included in Depreciation and amortization within the Consolidated Statements of (Loss) Income.

	Year Ended December 31,
(millions)	2020	2019	2018
Amortization expense	$1.6	$1.9	$3.0
Weighted average life (years)	7.8	10.0	9.4

10. Other Intangible Assets, net

The components of other intangible assets, net, for the years ended December 31, 2020 and 2019 were as follows:

		December 31,
		2020			2019
	Weighted	Acquired		Acquired	Acquired		Acquired
	Average	Intangible		Intangible	Intangible		Intangible
	Life	Assets,	Accumulated	Assets,	Assets,	Accumulated	Assets,
(millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Covenant not to compete	2.1	$2.9	$(1.3)	$1.6	$2.9	$(0.3)	$2.6
Trade names and trademarks	2.9	0.9	(0.2)	0.7	5.6	(1.2)	4.4
Proprietary know how	3.7	3.8	(0.4)	$3.4	10.4	(2.0)	8.4
Management contract rights	8.1	81.0	(42.6)	38.4	81.0	(37.4)	43.6
Customer relationships	12.9	21.5	(2.5)	$19.0	100.4	(7.2)	93.2
Acquired intangible assets, net	9.1	$110.1	$(47.0)	$63.1	$200.3	$(48.1)	$152.2

The table below shows the amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018, which was included in Depreciation and amortization within the Consolidated Statements of (Loss) Income.

	Year Ended December 31,
(millions)	2020	2019	2018
Amortization expense	$13.2	$15.1	$6.1

The expected future amortization of intangible assets as of December 31, 2020 was as follows:

(millions)	Intangible asset amortization
2021	$8.7
2022	8.1
2023	8.0
2024	7.3
2025	6.6
2026 and thereafter	24.4
Total	$63.1

As discussed in Note 1. Significant Accounting Policies and Practices, the Company determined impairment testing triggers had occurred for certain intangible assets. The fair value of these intangible assets were classified as Level 3 in the fair value hierarchy.

Due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company analyzed undiscounted cash flows as of June 30, 2020 and determined the carrying value for a proprietary know how asset was higher than its projected undiscounted cash flows. As a result, the Company recorded $3.7 million of impairment charges within the Aviation segment during the year ended December 31, 2020 which was recognized in Impairment of goodwill and intangible assets in the Consolidated Statements of (Loss) Income.

Additionally, due to the termination of certain contracts within the Aviation segment during August 2020 and the impact of COVID-19 on the Company's expected future operating cash flows, the Company analyzed undiscounted cash flows as of August 31, 2020 and determined the carrying values for the customer relationships and trade names and trademarks were higher than their projected undiscounted cash flows. As a result, the Company recorded $72.1 million of impairment charges within the Aviation segment during the year ended December 31, 2020 which was recognized in Impairment of goodwill and intangible assets in the Consolidated Statements of (Loss) Income. See Note 12. Fair Value Measurement for further discussion.

No impairment charges were recorded during the years ended December 31, 2019 and 2018.

11. Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2020 and 2019 were as follows:

(millions)	Commercial	Aviation	Total
Net book values as of January 1, 2019
Goodwill	$376.8	$208.7	$585.5
Accumulated impairment losses	—	—	—
Total	$376.8	$208.7	$585.5
Purchase price adjustments	—	0.3	0.3
Foreign currency translation	0.2	—	0.2
Net book value as of December 31, 2019
Goodwill	$377.0	$209.0	$586.0
Accumulated impairment losses	—	—	—
Total	$377.0	$209.0	$586.0
Impairment	—	(59.5)	(59.5)
Foreign Currency translation	0.1	—	0.1
Net book value as of December 31, 2020
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6

In July 2020, the Company changed its internal reporting structure. All prior periods presented have been reclassified to reflect the new internal reporting structure. See Note 20. Segment Information for further discussion.

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impacts of COVID-19, revenues for certain markets in which the Company operates have dropped significantly as compared to the expectations as of the October 1, 2019 annual impairment test. The Company does not know how long COVID-19 and its effects will continue to impact results of the Company. In addition, certain Aviation contracts were terminated in August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company’s expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis as of August 31, 2020 for the Aviation reporting unit. Accordingly, the Company determined the carrying value for the Aviation reporting unit was higher than its implied fair value. The implied fair value was determined based on cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors. As a result, the Company recorded $59.5 million of impairment charges during the year ended December 31, 2020, which was recognized in Impairment of goodwill and intangible assets in the Consolidated Statements of (Loss) Income. The fair value of goodwill was classified as Level 3 in the fair value hierarchy. See Note 12 Fair Value Measurement for further discussion.

As of December 31, 2020 the Company performed a qualitative, rather than a quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount.  Generally, the more-likely-than-not-threshold is a greater than 50% likelihood that the fair value of a reporting unit is greater than the carrying value. In performing the qualitative analysis, the Company considered various factors, including the Company’s stock price as of December 31, 2020 and the reporting units’ actual results compared to projections used in the August 31, 2020 goodwill impairment analysis. Based on this qualitative analysis, the Company concluded there was no further impairment testing required. If the impacts from COVID-19 exceed the Company’s current expectations, additional impairment charges could be recorded in future periods.

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

Cash and cash equivalents are financial assets measured at fair value on a recurring basis. See Note 1. Significant Accounting Policies and Practices for further discussion. Interest rate collars are financial liabilities measured at fair value on a recurring basis. See Note 13. Borrowing Arrangements for further discussion.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value using certain assumptions. See Note 3. Acquisition for further discussion.

Non-financial assets, such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of the Company’s goodwill and intangible assets are not estimated if there is no change in events or circumstances that indicate the carrying amount of the goodwill and intangible assets may not be recoverable.

For those assets and asset groups for which impairment was recorded, the fair value as of the measurement date, net book value as of December 31, 2020 and related impairment charges during the year ended December 31, 2020 were as follows:

		As of Measurement Date		As of December 31, 2020
(millions)	Measurement Date	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value of Assets Assessed for Impairment
ROU assets	March 31, 2020	$77.5	$147.4
ROU assets	June 30, 2020	16.7	26.2
ROU assets	September 30, 2020	1.6	1.6
ROU assets	December 31, 2020	2.9	5.0
Total of ROU assets impaired		98.7	180.2	121.4
Goodwill - Aviation reporting unit	August 31, 2020	59.5	149.5	149.5
Proprietary know how	June 30, 2020	3.7	3.9
Customer relationships	August 31, 2020	69.2	4.6
Trade names and trademarks	August 31, 2020	2.9	0.5
Total Other intangible assets, net		75.8	9.0	8.3

There were no impairment charges during the years ended December 31, 2019 and 2018.

Financial Instruments Not Measured at Fair Value

The fair value of the Senior Credit Facility and other obligations approximates the carrying amount due to variable interest rates and would be classified as Level 2. See Note 13. Borrowing Arrangements for further information.

13. Borrowing Arrangements

Long-term borrowings, as of December 31, 2020 and 2019, were as follows:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2020	2019
Senior Credit Facility, net of original discount on borrowings (1)	November 30, 2023	$332.3	$347.5
Other borrowings	Various	31.5	23.1
Deferred financing costs		(1.7)	(1.6)
Total obligations under Senior Credit Facility and other borrowings		362.1	369.0
Less: Current portion of obligations under Senior Credit Facility and other borrowings		25.0	17.9
Total long-term obligations under Senior Credit Facility and other borrowings		$337.1	$351.1
(1)	Includes discount on borrowings of $0.9 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the future maturities of debt, including capitalized leases, were as follows:

(millions)
2021	$26.3
2022	23.6
2023	305.7
2024	3.1
2025	1.4
Thereafter	4.6
Total	$364.7

Senior Credit Facility

On February 16, 2021 (the “Fourth Amendment Effective Date”), the Company entered into a fourth amendment (the “Fourth Amendment”) to the Company’s credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A.,

JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to the Company a senior secured credit facility (the “Senior Credit Facility”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to our credit agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which the Company drew on November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with (i) the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a “floor” on LIBOR of 1.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%, except that the Third Amendment provided that, for the period from May 6, 2020 until the date on which the Company delivers a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375% (the “Fixed Margin Rates”). Pursuant to the Fourth Amendment, the application of the Fixed Margin Rates was extended until the date on which the Company delivers a compliance certificate for the fiscal quarter ending June 30, 2022.

Also pursuant to the Fourth Amendment, (a) the Company is subject to a liquidity test that requires the Company to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, (b) the Company is subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, the Company must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Fourth Amendment), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Prior to the Fourth Amendment Effective Date, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio of between 5.50:1.0 and 3.50:1.0 (with such ratio being waived for the fiscal quarter ended June 30, 2020 and with certain step-ups and step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Fourth Amendment). In addition, the Company was required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups and step-downs described in the Credit Agreement that were amended under the Fourth Amendment). Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio will be waived for the quarters ending March 31, 2021 and June 30, 2021. As of December 31, 2020, the maximum total debt to EBITDA ratio (as calculated in accordance with the Amended Credit Agreement) required the Company to maintain a maximum ratio of not greater than 4.75:1.0. Starting with the quarter ending September 30, 2021, the Company will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of December 31, 2020, the Company was required to maintain a minimum consolidated fixed coverage ratio of not less than 2.50:1.0 (as calculated in accordance with the Amended Credit Agreement). Beginning with the quarter ending March 31, 2021, the Company will be required to maintain a minimum consolidated fixed coverage ratio of not less than 1.60:1:0 (with certain step-ups and step-downs described in the Amended Credit Agreement). On March 31, 2021 and June 30, 2021 only, the Company must maintain $40.0 million of Minimum Liquidity (as described in the Amended Credit Agreement).

The Company incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 1.25% of initial aggregate principal amount of such term loan through the first quarter of 2021 and will increase to 1.875% thereafter.

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

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Amended Credit Agreement did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above. million for fees and other customary closing costs in connection with the Amended Credit Agreement.

The Company incurred approximately $1.7 million for fees and other customer closing costs in connection with the Third Amendment, which the Company entered into on May 6, 2020.

As of December 31, 2020, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

At December 31, 2020, the Company had $49.0 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $333.2 million.

The weighted average interest rate on the Company's Senior Credit Facility and Former Restated Credit Facility was 3.6% and 3.4% for the years ended December 31, 2020 and 2019, respectively. The rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% and 3.6% at December 31, 2020 and 2019, respectively.

In connection with and effective upon the execution and delivery of the Credit Agreement on November 30, 2018, the Company recognized losses on extinguishment of debt relating to debt discount and debt issuance costs on the former credit facility. These losses were not significant.

Interest Rate Collars

The Company seeks to minimize risks from interest rate fluctuations in the ordinary course of business through the use of interest rate collar contracts. Interest rate collars, which are considered derivative instruments, are used to manage interest rate risk associated with the Company’s floating rate debt. The Company accounts for its derivative instruments at fair value. Derivatives held by the Company are usually designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of (Loss) Income on a straight-line basis over the life of the original designation period, with any subsequent changes in fair value recognized in earnings. In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million and maturity dates of April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars establish a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The interest collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The fair value of interest rate collars is a Level 2 fair value measurement, as the fair value was determined based on quoted prices of similar items in active markets. For the year ended December 31, 2020, a liability for Interest rate collars of $3.1 million was included in Other noncurrent liabilities in the Consolidated Balance Sheets and for the year ended December 31, 2019, a liability for Interest rate collars of $0.6 million was included in Accrued and other current liabilities in the Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other income (expense) in the Consolidated Statements of (Loss) Income on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation are included within Other income (expense) in the Consolidated Statements of (Loss) Income. For the year ended December 31, 2020, $1.6 million of interest was paid for the interest rate collars.

See Note 18. Comprehensive (Loss) Income for the amount of (loss) gain recognized in Other Comprehensive (loss) income on the interest rate collars and the loss reclassified from Accumulated other comprehensive loss to the Consolidated Statements of (Loss) Income for the years ended December 31, 2020 and 2019.

Summarized information about the Company’s interest rate collars was as follows:

Interest Rate Collars
December 31, 2020
		Interest Rate Parameters
(millions)	Maturity Date	Notional Amount	LIBOR Ceiling	LIBOR Floor
Collar 1	April 2022	$74.1	2.5%	1.2%
Collar 2	April 2022	74.1	2.5%	1.3%
Collar 3	April 2022	74.1	2.5%	1.4%
Total		$222.3

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share before their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the years ended December 31, 2020 and 2019, respectively. The approximate redemption value of the Convertible Debentures outstanding at each of December 31, 2020 and December 31, 2019 was $1.1 million.

14. Stock Repurchase Program

In May 2016, the Board authorized the Company to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019.

In July 2019, the Board authorized the Company to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, the Company repurchased 393,975 shares of common stock through December 31, 2020, at an average price of $38.78.

In March 2020, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the year ended December 31, 2020, no shares had been repurchased under this program.

As of December 31, 2020, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through December 31, 2020, in order to improve the Company's liquidity during the COVID-19 pandemic, the Company suspended repurchases under the stock repurchase programs.

Share repurchase activity under the stock repurchase programs for the years ended December 31, 2020 and 2019 was as follows:

(millions, except for share and per share data)	December 31, 2020	December 31, 2019
Total number of shares repurchased	393,975	1,335,584
Average price paid per share	$38.78	$35.83
Total value of stock repurchased	$15.3	$47.9

The remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of December 31, 2020 was as follows:

(millions)	December 31, 2020
Total authorized repurchase amount	$100.00
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

15. Income Taxes

(Loss) earnings before income taxes during the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
United States	$(240.1)	$69.7	$74.9
Foreign	(0.3)	1.4	1.1
Total	$(240.4)	$71.1	$76.0

The components of income tax (benefit) expense during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
Current provision
U.S. federal	$(15.3)	$9.6	$9.9
Foreign	0.2	0.9	1.0
State	0.1	4.7	7.4
Total current	(15.0)	15.2	18.3
Deferred provision
U.S. federal	(40.7)	2.9	1.3
Foreign	—	(0.1)	(0.3)
State	(11.8)	1.4	0.3
Total deferred	(52.5)	4.2	1.3
Income tax (benefit) expense	$(67.5)	$19.4	$19.6

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for U.S. GAAP purposes and the amount used for income tax purposes.

Components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
(millions)	2020	2019
Deferred tax assets
Net operating loss carry forwards and tax credits	$23.5	$20.8
Lease liability	87.9	119.5
Accrued expenses	15.2	15.0
Accrued compensation	8.4	9.2
Depreciation	17.2	—
Other	3.4	1.4
Total gross deferred tax assets	155.6	165.9
Valuation allowances	(10.7)	(8.3)
Total deferred tax assets	144.9	157.6
Deferred tax liabilities
Prepaid expenses	(0.2)	(0.1)
Right of use asset	(62.8)	(114.9)
Undistributed foreign earnings	(0.2)	—
Depreciation and amortization	—	(0.7)
Goodwill amortization	(13.0)	(26.2)
Equity investments in unconsolidated entities	(4.9)	(5.1)
Total deferred tax liabilities	(81.1)	(147.0)
Net deferred tax asset	$63.8	$10.6

Changes affecting the valuation allowances on deferred tax assets during the years ended December 2020, 2019, and 2018 were as follows:

	December 31,
(millions)	2020	2019	2018
Beginning Balance	$8.3	$8.1	$7.1
Current year expense	2.4	0.2	1.0
Ending Balance	$10.7	$8.3	$8.1

The accounting guidance for accounting for income taxes requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income and potential tax planning strategies. The Company has valuation allowances of $10.7 million and $8.3 million as of December 31, 2020 and 2019, respectively, primarily related to our state Net Operating Loss carryforwards ("NOLs"), foreign tax credits and state tax credits that the Company believes are not likely to be realized based on its estimates of future state taxable income, limitations on the uses of its state NOLs and the carryforward life over which the state tax benefit is realized.

The Company recognized excess tax benefits of $0.1 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively, and as a result of the required adoption of ASU 2016-09 – Improvements to Employee Share-based Payment Accounting, the Company's effective tax rate may have increased volatility.

The Company has $20.5 million of tax effected state NOLs as of December 31, 2020, which will expire in the years 2021 through 2040. As noted above, the utilization of NOLs of the Company are limited.

A reconciliation of the Company's reported income tax provision to the amount computed by multiplying earnings before income taxes by statutory United States federal income tax rate during the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(millions)	2020	2019	2018
Tax at statutory rate	$(50.5)	$14.9	$16.0
Permanent differences	0.7	0.8	0.2
State taxes, net of federal benefit	(13.9)	4.5	6.3
Effect of foreign tax rates	0.4	0.6	0.6
Federal net operating loss carryback rate differential	(6.1)	—	—
Effect of 2017 Tax Act	—	—	(1.5)
Noncontrolling interest	—	(0.6)	(0.7)
Current year adjustment to deferred taxes	—	0.8	0.4
Recognition of tax credits	(0.5)	(1.8)	(2.7)
	(69.9)	19.2	18.6
Change in valuation allowance	2.4	0.2	1.0
Income tax (benefit) expense	$(67.5)	$19.4	$19.6
Effective tax rate	28.1%	27.3%	25.8%

Due to the Coronavirus Aid, Relief, and Economic Security Act in 2020, the Company will be able to carry back its current year taxable loss to the 2015 and 2016 tax years, which had a higher corporate tax rate. As a result, the Company recorded an income tax refund receivable of $15.4 as of December 31, 2020, which is included in Prepaid and other current assets within the Consolidated Balance Sheets.

Taxes paid were $2.4 million, $15.3 million and $15.3 million in the years ended December 31, 2020, 2019 and 2018, respectively.

The Company finalized its accounting for the income tax effects of the 2017 Tax Act during the year ended December 31, 2018 and recorded a tax benefit of $1.5 million for the transition tax on the mandatory deemed repatriation of foreign earnings.

The 2017 Tax Act also included a provision designed to tax Global Intangible Low Taxed Income (“GILTI”). The Company has elected the period cost method to account for any tax liability subject to GILTI. The GILTI amount recognized during the years ended December 31, 2020 and 2019 was not significant.

As of December 31, 2020 the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.

The Company would recognize potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2020 were as follows:

2017 - 2020	United States - federal income tax
2016 - 2020	United States - state and local income tax
2016 - 2020	Foreign - Canada and Puerto Rico

16. Benefit Plans

Deferred Compensation Arrangements

The Company offers deferred compensation arrangements for certain key executives. Certain employees are offered supplemental pension arrangements, subject to their continued employment by the Company, in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2020 and 2019, the Company had $3.4 million and $3.6 million, respectively, recorded as Other noncurrent liabilities within the Consolidated Balance Sheets, representing the present value of the future benefit payments. Expenses related to these plans amounted to $0.2 million for both the years ended December 31, 2020 and 2019, and $0.4 for the year ended December 31, 2018.

The Company also has agreements with certain former key executives that provide for aggregate annual payments over periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation cost was $0.3 million for both the years ended December 31, 2020 and 2019, and $0.2 million for the year ended December 31, 2020, 2018. As of December 31, 2020 and 2019, the Company had $2.2 million and $2.3 million, respectively, recorded as Other noncurrent liabilities within the Consolidated Balance Sheets, associated with these agreements.

Life insurance contracts with a face value of approximately $4.8 million and $5.4 million as of December 31, 2020 and 2019 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts was approximately $3.4 million and $3.8 million as of December 31, 2020 and 2019, respectively, and classified as Other noncurrent assets, net, within the Consolidated Balance Sheets. The plan is a non-qualified plan and not subject to ERISA funding requirements.

Defined Contribution Plans

The Company sponsors savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The plan is a qualified defined contribution plan 401(k). The Company historically had contributed an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. As a result of COVID-19, during the second quarter of 2020, the Company suspended the Company match under the plan. The Company plans to reinstitute the Company match once the impacts of COVID-19 have subsided. Expenses related to the Company's 401(k) match amounted to $0.9 million, $2.0 million, and $2.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The Company also offers a non-qualified deferred compensation plan to those employees whose participation in the 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2020 and 2019, the cash surrender value of the COLI policies was $20.3 million and $17.3 million, respectively, and classified as Other noncurrent assets, net, within the Consolidated Balance Sheets. The liability for the non-qualified deferred compensation plan is included in Other noncurrent liabilities within the Consolidated Balance Sheets and was $20.3 million and $20.4 million as of December 31, 2020 and 2019, respectively. As a result of COVID-19, during the second quarter of 2020, the Company suspended participation in the non-qualified deferred compensation plan. The Company reinstituted the participation for employees in the non-qualified deferred compensation plan as of January 1, 2021.

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

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds for the plan years ending February 28, 2020 and November 30, 2020, respectively. The Company does not represent more than five percent to any other fund. The Company's participation in these plans for the annual periods ended December 31, 2020, 2019 and 2018, is discussed in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implementation" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented. Finally, the "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

										Zone
										Status
		Pension Protection								as of the	Expiration
	EIN/	Zone Status				Contributions (millions)				Most	Date of
	Pension				FIP/FR					Recent	Collective
	Plan				Pending				Surcharge	Annual	Bargaining
Pension	Number	2020	2019	2018	Implementation	2020	2019	2018	Imposed	Report	Agreement
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$0.3	$3.1	$3.2	No	2020	10/31/2021
Local 272 Labor Management	13-5673836	Green	Green	Green	N/A	$1.1	$1.3	$1.5	No	2020	3/5/2021

Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $1.2 million, $2.0 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company currently does not have any intentions to cease participating in these multiemployer pension plans.

17. Bradley Agreement

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

The total deficiency repayments (net of payments made), interest and premium received and recognized under the Bradley Agreement for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31
(millions)	2020	2019	2018
Deficiency repayments	$0.1	$3.8	$3.9
Interest	0.1	1.0	0.9
Premium	—	0.4	0.3

Deficiency payments made under the Bradley Agreement were recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received under the Bradley Agreement were recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium was recognized when received.

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million. The consideration was paid in cash during the year ended December 31, 2020. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any, would be payable to the minority partner in April 2025. Based on a probability weighting of potential payouts, the criteria to accrue for such potential payments had not been met and the contingent consideration was estimated to have no fair value as of December 31, 2020. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

18. Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income and income tax benefit allocated to each component for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020			2019			2018
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.1	$—	$0.1	$0.1	$—	$0.1	$(0.6)	$—	$(0.6)
Change in fair value of interest rate collars	(2.5)	(0.7)	(1.8)	(0.6)	(0.2)	(0.4)	—	—	—
Other Comprehensive (loss) income	$(2.4)	$(0.7)	$(1.7)	$(0.5)	$(0.2)	$(0.3)	$(0.6)	$—	$(0.6)

The changes to accumulated other comprehensive loss by component for the years ended December 31, 2020, 2019, and 2018, were as follows:

			Total
	Foreign	Change in Fair	Accumulated
	Currency	Value	Other
	Translation	of Interest Rate	Comprehensive
(millions)	Adjustments	Collars	Loss
Balance as of January 1, 2018	$(1.2)	$—	$(1.2)
Other comprehensive loss before reclassification	(0.6)	—	(0.6)
Cumulative effect of change in accounting principle (1)	(0.6)	—	(0.6)
Balance as of December 31, 2018	(2.4)	—	(2.4)
Other comprehensive (loss) income before reclassification	0.1	(0.4)	(0.3)
Balance as of December 31, 2019	(2.3)	(0.4)	(2.7)
Other comprehensive (loss) income before reclassification	0.1	(2.9)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	—	1.1	1.1
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)

(1) Refer to Note 1, Significant Accounting Policies and Practices for additional information on the Company's adoption of ASU 2018-02.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2020, 2019, and 2018 were as follows:

(millions)	2020	2019	2018	Classification in the Consolidated Statements of (Loss) Income
Interest Rate Collars:
Net realized loss	$1.5	$—	$—	Other expenses
Reclassifications before tax	1.5	—	—
Income tax benefit	0.4	—	—
Reclassifications, net of tax	$1.1	$—	$—

19. Legal Proceedings

The Company is subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against the Company by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

In determining the appropriate accounting for loss contingencies, the Company considers the likelihood of loss or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of potential loss. The Company regularly evaluates current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a potential loss or a range of potential loss involves significant estimation and judgment.  During the year ended December 31, 2020, the Company recorded $6.0 million in reserves related to legal matters.

20. Segment Information

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

In July 2020, the Company changed its internal reporting segment information reported to the CODM. Certain hospitality locations previously reported under Aviation are now included in Commercial. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

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

Revenues and gross profit by operating segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(millions)	2020	Gross Margin Percentage	2019	Gross Margin Percentage	2018 (1)	Gross Margin Percentage
Services revenue
Commercial
Lease type contracts	$180.2		$377.3		$386.2
Management type contracts	212.1		264.6		249.4
Total Commercial	392.3		641.9		635.6
Aviation
Lease type contracts	8.6		30.7		27.0
Management type contracts	140.5		251.8		101.2
Total Aviation	149.1		282.5		128.2
Other
Lease type contracts	0.6		0.9		0.7
Management type contracts	7.0		9.6		10.9
Total Other	7.6		10.5		11.6
Reimbursed management type contract revenue	537.9		728.8		693.0
Total services revenue	$1,086.9		$1,663.7		$1,468.4
Gross profit
Commercial
Lease type contracts	(10.4)	(5.8)%	29.5	7.8%	25.8	6.7%
Management type contracts	80.1	37.8%	104.1	39.3%	98.3	39.4%
Lease impairment	(97.1)	N/M	—	N/M	—	N/M
Total Commercial	(27.4)		133.6		124.1
Aviation
Lease type contracts	0.7	8.1%	8.2	26.7%	7.3	27.0%
Management type contracts	39.9	28.4%	66.2	26.3%	31.9	31.5%
Total Aviation	40.6		74.4		39.2
Other
Lease type contracts	4.1	N/M	4.3	N/M	3.2	N/M
Management type contracts	13.1	N/M	15.8	N/M	17.5	N/M
Total Other	17.2		20.1		20.7
Total gross profit	$30.4		$228.1		$184.0
(1)	The consolidated results of operations for the year ended December 31, 2018 includes Bags operating results for the period of November 30, 2018 through December 31, 2018.

N/M - Not Meaningful