Form 10-Q
period 2021-03-31
SP Plus Corp
filed 2021-04-29
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2021
Common Stock, $0.001 par value per share	23,205,424	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share data)	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$18.0	$13.9
Accounts and notes receivable, net	102.1	111.2
Prepaid expenses and other current assets	31.5	26.8
Total current assets	151.6	151.9
Leasehold improvements, equipment and construction in progress, net	51.7	53.3
Right-of-use assets	219.9	235.1
Goodwill	526.7	526.6
Other intangible assets, net	61.0	63.1
Deferred taxes	62.2	63.8
Other noncurrent assets, net	44.2	43.9
Total noncurrent assets	965.7	985.8
Total assets	$1,117.3	$1,137.7
Liabilities and stockholders’ equity
Accounts payable	$99.1	$97.8
Accrued and other current liabilities	98.0	112.7
Short-term lease liabilities	80.4	82.1
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	26.1	25.0
Total current liabilities	303.6	317.6
Long-term borrowings, excluding current portion	344.8	337.1
Long-term lease liabilities	224.1	243.4
Other noncurrent liabilities	58.6	58.2
Total noncurrent liabilities	627.5	638.7
Total liabilities	$931.1	$956.3
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 25,240,166 and 23,205,424 shares issued and outstanding as of March 31, 2021, respectively, and 25,123,128 and 23,088,386 shares issued and outstanding as of December 31, 2020, respectively	—	—
Treasury stock, at cost; 2,034,742 shares as of March 31, 2021 and December 31, 2020	(70.6)	(70.6)
Additional paid-in capital	262.3	261.4
Accumulated other comprehensive loss	(4.0)	(4.4)
Accumulated deficit	(1.0)	(3.3)
Total SP Plus Corporation stockholders’ equity	186.7	183.1
Noncontrolling interest	(0.5)	(1.7)
Total stockholders’ equity	186.2	181.4
Total liabilities and stockholders’ equity	$1,117.3	$1,137.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income (Loss)

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2021	March 31, 2020
Services revenue
Lease type contracts	$42.7	$81.7
Management type contracts	86.0	137.1
	128.7	218.8
Reimbursed management type contract revenue	118.0	190.9
Total services revenue	246.7	409.7
Cost of services
Lease type contracts	35.3	80.2
Management type contracts	55.0	91.3
	90.3	171.5
Reimbursed management type contract expense	118.0	190.9
Lease impairment	0.1	77.5
Total cost of services	208.4	439.9
Gross profit
Lease type contracts	7.4	1.5
Management type contracts	31.0	45.8
Lease impairment	(0.1)	(77.5)
Total gross profit	38.3	(30.2)
General and administrative expenses	21.0	20.7
Depreciation and amortization	6.3	7.5
Operating income (loss)	11.0	(58.4)
Other expense (income)
Interest expense	5.8	4.4
Interest income	(0.1)	(0.1)
Gain on sale of other investments	—	(0.3)
Total other expenses	5.7	4.0
Earnings (loss) before income taxes	5.3	(62.4)
Income tax expense (benefit)	1.4	(16.8)
Net income (loss)	3.9	(45.6)
Less: Net income attributable to noncontrolling interest	1.6	0.5
Net income (loss) attributable to SP Plus Corporation	$2.3	$(46.1)
Common stock data
Net income (loss) per common share
Basic	$0.11	$(2.18)
Diluted	$0.11	$(2.18)
Weighted average shares outstanding
Basic	21,113,494	21,154,047
Diluted	21,304,068	21,154,047

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
(millions) (unaudited)	March 31, 2021	March 31, 2020
Net income (loss)	$3.9	$(45.6)
Change in fair value of interest rate collars	0.4	(2.8)
Foreign currency translation loss	—	(0.2)
Comprehensive income (loss)	4.3	(48.6)
Less: Comprehensive income attributable to noncontrolling interest	1.6	0.5
Comprehensive income (loss) attributable to SP Plus Corporation	$2.7	$(49.1)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2020 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net (loss) income	—	—	—	—	(46.1)	—	0.5	(45.6)
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Change in fair value of interest rate collars	—	—	—	(2.8)	—	—	—	(2.8)
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(2.9)	—	—	—	—	(2.9)
Treasury stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	22,997,061	$—	$259.7	$(5.7)	$123.4	$(70.6)	$(0.2)	$306.6

Three months ended March 31, 2021 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net (loss) income	—	—	—	—	2.3	—	1.6	3.9
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	35,902	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.9	—	—	—	—	0.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2021	23,205,424	$—	$262.3	$(4.0)	$(1.0)	$(70.6)	$(0.5)	$186.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2021	March 31, 2020
Operating activities
Net income (loss)	$3.9	$(45.6)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment	0.1	77.5
Depreciation and amortization	6.3	7.5
Non-cash stock-based compensation	0.9	(2.9)
Provisions for credit losses on accounts receivable	0.3	—
Deferred income taxes	1.4	(40.6)
Other	1.3	(0.1)
Changes in operating assets and liabilities
Accounts and notes receivable	8.8	3.4
Prepaid and other current assets	(4.7)	10.3
Accounts payable	1.3	6.1
Accrued liabilities and other	(20.6)	(7.4)
Net cash (used in) provided by operating activities	(1.0)	8.2
Investing activities
Purchases of leasehold improvements and equipment	(2.3)	(4.0)
Cost of contracts purchased	(0.4)	(0.7)
Proceeds from sale of other investments and equipment	0.1	0.4
Net cash used in investing activities	(2.6)	(4.3)
Financing activities
Proceeds from credit facility revolver	97.4	220.4
Payments on credit facility revolver	(83.1)	(206.9)
Payments on credit facility term loan	(2.8)	(2.8)
Payments of debt issuance costs	(1.3)	—
Payments on other long-term borrowings	(2.1)	(0.8)
Distributions to noncontrolling interest	(0.4)	(0.5)
Repurchases of common stock	—	(15.3)
Net cash provided by (used in) financing activities	7.7	(5.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Increase (decrease) in cash and cash equivalents	4.1	(2.2)
Cash and cash equivalents at beginning of year	13.9	24.1
Cash and cash equivalents at end of period	$18.0	$21.9
Supplemental disclosures
Cash paid (received) during the period for
Interest	$5.0	$4.1
Income taxes	$0.2	$(0.2)

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Condensed Consolidated Balance Sheets, Statements of Income (Loss), Comprehensive Income (Loss), Stockholders' Equity and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2021. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 22, 2021 with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.3 million as of March 31, 2021 and December 31, 2020, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Other noncurrent assets, net within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income (Loss). The equity earnings in these related investments were $0.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of advances and deposits and cost of contracts, net, as of March 31, 2021 and December 31, 2020.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of accrued rent, compensation, payroll withholdings, property, payroll and other taxes, insurance and other accrued expenses as of March 31, 2021 and December 31, 2020.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within the Condensed Consolidated Financial Statements.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, the Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. The Company has elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicating the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or the Company’s business strategy, and significant negative industry or economic trends.

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines impairment is present, the Company would need to perform a quantitative assessment to determine the amount of impairment expense. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Other Intangible Assets, net

Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

For both goodwill and intangible assets, future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of the COVID-19 pandemic (“COVID-19”), increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.

Long-Lived Assets

The Company evaluates long-lived assets, including right-of-use ("ROU") assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of an asset or long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

As a result of the impact of COVID-19 on the Company's operating cash flows, the Company’s management determined certain impairment testing triggers had occurred for ROU assets associated with certain asset groups during the three months ended March 31, 2020. Accordingly, the Company analyzed undiscounted cash flows for ROU assets associated with certain asset groups during the three months ended March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for ROU assets associated with certain asset groups and therefore during the three months ended March 31, 2020, ROU assets associated with certain asset groups were impaired. The impairment recognized is measured by the amount by which the carrying value of the ROU asset associated with certain asset groups exceeds its fair value. The Company determined there were no impairment testing triggers during the three months ended March 31, 2021. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2021, the Company adopted the following Accounting Standards Updates (“ASUs”) with no material impact on the Condensed Consolidated Financial Statements:

ASU	Topic	Method of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	Prospective
2020-10	Codification Improvements	Prospective
2020-03	Codification Improvements to Financial Instruments	Prospective
2019-11	Codification Improvements to Topic 326, Financial Instruments – Credit Losses	Prospective

Accounting Pronouncements to be Adopted

Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, risks associated with the phase out of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

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

The Company accounts for leases in accordance with Topic 842. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU asset includes cumulative prepaid or accrued rent, as well as lease incentives, initial direct costs and acquired lease contracts. The short term lease exception has been applied to leases with an initial term of 12 months or less and therefore, these leases are not recorded on the balance sheet.

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

As discussed in Note 1. Significant Accounting Policies and Practices, the Company tests ROU assets when impairment indicators are present. Due to the impact of COVID-19 on the Company's operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups during the three months ended March 31, 2020. Accordingly, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets during the three months ended March 31, 2020. Based on the undiscounted cash flow analysis as of March 31, 2020, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The fair value of the ROU assets measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to net carrying values, and as a result, ROU assets held and used with a carrying amount of $224.9 million were determined to have a fair value of $147.4 million, resulting in impairment charges of $77.5 million in the Commercial segment during the three months ended March 31, 2020, which was included within Lease impairment in the Condensed Consolidated Statements of Income (Loss). The Company recorded $0.1 million of impairment charges during the three months ended March 31, 2021, which was included within Lease impairment in the Condensed Consolidated Statements of Income (Loss).

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to COVID-19, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and has also elected not to apply modification guidance under Topic 842. These concessions will be recognized as a reduction of rent expense in the month they occur and will be recorded within Cost of parking services within the Condensed Consolidated Statements of Income (Loss). As a result of COVID-19, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $5.0 million related to rent concessions as a reduction to cost of services during the three months ended March 31, 2021. The Company did not receive any concessions during the three months ended March 31, 2020.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and classification on the Condensed Consolidated Balance Sheet as of March 31, 2021 (unaudited) and December 31, 2020 were as follows:

(millions)	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Right-of-use assets	$219.9	$235.1
Finance	Leasehold improvements, equipment and construction in progress, net	27.3	28.8
Total leased assets		$247.2	$263.9
Liabilities
Current
Operating	Short-term lease liabilities	$80.4	$82.1
Finance	Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	7.4	7.8
Noncurrent
Operating	Long-term lease liabilities	224.1	243.4
Finance	Long-term borrowings, excluding current portion	18.7	20.5
Total lease liabilities		$330.6	$353.8

The components of lease cost and classification in the Condensed Consolidated Statement of Income (Loss) for the three months ended March 31, 2021 and 2020 (unaudited) were as follows:

		Three Months Ended
(millions)	Classification	March 31, 2021	March 31, 2020
Operating lease cost (a)(b)	Cost of services - lease type contracts	$14.0	$35.6
Short-term lease (a)	Cost of services - lease type contracts	4.7	8.8
Variable lease	Cost of services - lease type contracts	3.6	7.8
Operating lease cost		22.3	52.2
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.5	0.7
Interest on lease liabilities	Interest expense	0.3	0.2
Lease impairment	Lease impairment	0.1	77.5
Net lease cost		$24.2	$130.6

(a)

Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $1.0 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

(b)	Includes rent concessions amounting to $5.0 million for the three months ended March 31, 2021. No rent concessions were recognized during the three months ended March 31, 2020.

Sublease income was $0.4 million during the three months ended March 31, 2021 and 2020.

The Company has not entered into operating lease arrangements as of March 31, 2021 that commence in future periods.

Maturities of lease liabilities, lease term, and discount rate information as of March 31, 2021 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2021	$69.6	$6.4	$76.0
2022	79.3	7.4	86.7
2023	59.2	5.3	64.5
2024	41.8	3.4	45.2
2025	29.7	1.7	31.4
After 2025	69.3	5.1	74.4
Total lease payments	348.9	29.3	378.2
Less: Imputed interest	44.4	3.2	47.6
Present value of lease liabilities	$304.5	$26.1	$330.6
Weighted-average remaining lease term (years)	5.5	5.0
Weighted-average discount rate	5.0%	4.3%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$24.0	$50.3
Operating cash outflows related to interest on finance leases	0.3	0.2
Financing cash outflows related to finance leases	2.1	0.8
Leased assets obtained in exchange for new operating liabilities	1.7	8.1
Leased assets obtained in exchange for new finance lease liabilities	—	2.1

3. Restructuring and Other Integration Related Costs

The Company has incurred certain restructuring and other integration related costs related to pre-acquisition matters that were expensed as incurred, which include:

•

Costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2021 and 2020 (included within Cost of services and General and administrative expenses within the Condensed Consolidated Statements of Income (Loss)); and

•	Other integration related costs related to pre-acquisition matters (included within Cost of services and General and administrative expenses within the Consolidated Statements of Income (Loss)).

The restructuring and other integration related costs for the three months ended March 31, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Cost of services - lease type contracts	$0.2	$0.2
Cost of services - management type contracts	1.6	0.2
General and administrative expenses	0.7	0.5

The accrual for restructuring and other integration related costs related to pre-acquisition matters of $2.5 million and $1.2 million is included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

4. Revenue

Contracts with customers and clients

The Company accounts for a contract when it has the approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the contract should be accounted for as more than one performance obligation. Substantially all of the Company's revenues come from the following two types of arrangements: Lease type and Management type contracts.

Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. As noted in Note 1. Significant Accounting Policies and Practices and in accordance with Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue.

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company may have a bundle of integrated services that comprise one performance obligations and include services such as managing the facility as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. The Company believes that it can generally purchase required insurance for the facility and facility operations at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, workers' compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under its management type contracts by focusing on risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed facilities as these revenues belong to the property owners rather than the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

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

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. As a result, the Company recorded $13.4 million related to cost concessions (which increased revenue pursuant to Topic 853) during the three months ended March 31, 2021. The Company did not receive any similar cost concessions during the three months ended March 31, 2020.

Contract modifications and taxes

Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the parties to the contract have approved changes to or new enforceable rights and obligations, which may include changes to the contract consideration due to the Company or creates new performance obligations. The Company assesses whether a contract modification results in either a new separate contract, the termination of the existing contract and creation of a new contract, or modifies the existing contract. Typically, modifications are accounted for prospectively.

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or client, and is the unit of account under Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation that is not separately identifiable from other promises in the contract and therefore not distinct, comprising the promise to provide a bundle of monthly services or parking services for transient or monthly parkers.

The contract price is generally deemed to be the transaction price. Some management type contracts include performance incentives that are based on variable performance measures. These incentives are constrained at contract inception and recognized once the customer has confirmed that the Company has met the contractually agreed upon performance measures as defined in the contract.

The Company's performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three months ended March 31, 2021 and 2020, respectively, were not significant.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.

On March 31, 2021, the Company had $108.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2021	$39.0
2022	30.7
2023	20.8
2024	10.6
2025	4.5
2026 and thereafter	3.3
Total	$108.9

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. There were no impairment charges recorded on contract assets and contract liabilities for the three months ended March 31, 2021 and 2020.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of March 31, 2021 (unaudited) and December 31, 2020:

(millions)	March 31, 2021	December 31, 2020
Accounts receivable	$96.1	$102.7
Contract asset	6.0	8.6
Contract liability	(8.2)	(12.5)

Changes in contract assets which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances during the three months ended March 31, 2021 and 2020 (unaudited):

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Balance, beginning of period	$8.6	$11.0
Additional contract assets	6.0	10.2
Reclassification to accounts receivable	(8.6)	(11.0)
Balance, end of period	$6.0	$10.2

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liability balances during the three months ended March 31, 2021 and 2020 (unaudited):

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Balance, beginning of period	$(12.5)	$(19.4)
Additional contract liabilities	(8.2)	(13.5)
Recognition of revenue from contract liabilities	12.5	19.4
Balance, end of period	$(8.2)	$(13.5)

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

Amortization expense related to cost of contracts not considered service concession arrangements is included within Depreciation and amortization in the Condensed Consolidated Statements of Income (Loss).  Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue and were not significant for the three months ended March 31, 2021 and 2020, respectively.  Amortization expense related to cost of contracts for the three months ended March 31, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Amortization expense	$0.3	$0.4

As of March 31, 2021 and December 31, 2020, cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets within Other noncurrent assets was $4.4 million and $4.8 million, respectively. No impairment charges were recorded for the three months ended March 31, 2021 and 2020, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to claims and litigation in the normal course of its business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of claims and legal proceedings brought against the Company are subject to significant uncertainty, management believes the final outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company accrues a charge when management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss and disclose the estimated range. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevent the Company from determining such a range. In addition, the Company accrues for the authoritative judgments or assertions made against the Company by government agencies at the time of their rendering regardless of The Company’s intent to appeal. The Company regularly evaluates current information available to the Company to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

6. Other Intangible Assets, net

The components of other intangible assets, net, at March 31, 2021 (unaudited) and December 31, 2020 were as follows:

		March 31, 2021			December 31, 2020
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	2.0	$2.9	$(1.5)	$1.4	$2.9	$(1.3)	$1.6
Trade names and trademarks	2.7	0.9	(0.3)	0.6	0.9	(0.2)	0.7
Proprietary know how	3.4	3.8	(0.6)	3.2	3.8	(0.4)	3.4
Management contract rights	7.9	81.0	(43.9)	37.1	81.0	(42.6)	38.4
Customer relationships	12.7	21.5	(2.8)	18.7	21.5	(2.5)	19.0
Other intangible assets, net	8.9	$110.1	$(49.1)	$61.0	$110.1	$(47.0)	$63.1

Amortization expense related to intangible assets for the three months ended March 31, 2021 and 2020 (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Amortization expense	$2.1	$3.9

7. Goodwill

The changes to the carrying amount of goodwill for the three months ended March 31, 2021 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2020
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6
Foreign currency translation	0.1	—	0.1
Net book value as of March 31, 2021
Goodwill	$377.2	$209.0	$586.2
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.2	$149.5	$526.7

8. Borrowing Arrangements

Long-term borrowings as of March 31, 2021 (unaudited) and December 31, 2020, in order of preference, were as follows:

	Amount Outstanding
(millions)	March 31, 2021	December 31, 2020
Senior Credit Facility, net of original discount on borrowings(1)	$343.9	$332.3
Other borrowings	29.2	31.5
Deferred financing costs	(2.2)	(1.7)
Total obligations	370.9	362.1
Less: Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	26.1	25.0
Total long-term obligations under Senior Credit Facility and other borrowings	$344.8	$337.1
(1)	Includes discount on borrowings of $0.8 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively.

Senior Credit Facility

On February 16, 2021 (the “Fourth Amendment Effective Date”), the Company entered into the fourth amendment (the “Fourth Amendment”) to the Company’s credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and bookrunners; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to the Company a senior secured credit facility (the “Senior Credit Facility”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to the Credit Agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which the Company withdrew November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with (i) the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a “floor” on LIBOR of 1.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%, except that the Fourth Amendment provided that, for the period from May 6, 2020 until the date on which the Company delivers a compliance certificate for the fiscal quarter ending June 30, 2022, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375% (the “Fixed Margin Rates”).

Also pursuant to the Fourth Amendment, (a) the Company is subject to a Minimum Liquidity (as described in the Amended Credit Agreement) test that requires the Company to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, and (b) the Company is subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, the Company must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Prior to the Fourth Amendment Effective Date, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio of between 5.50:1.0 and 3.50:1.0 (with such ratio being waived for the fiscal quarter ended June 30, 2020 and with certain step-ups and step-downs described in, and as calculated in accordance with, the Amended Credit Agreement). In addition, the Company was required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups and step-downs described in the Amended Credit Agreement). Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio is waived for each of the quarters ending March 31, 2021 and June 30, 2021. Starting with the quarter ending September 30, 2021, the Company will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of March 31, 2021, the Company was required to maintain a minimum consolidated fixed coverage ratio of not less than 1.60:1:0 (with certain step-ups and step-downs described in the Amended Credit Agreement).

During the three months ended March 31, 2021, the Company incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility were subject to scheduled quarterly payments of principal in installments equal to 1.25% of initial aggregate principal amount of such term loan through the first quarter of 2021 and will increase to 1.875% thereafter.

Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Administrative Agent can, with the consent of the required Lenders, among others, (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Credit Agreement, and (iii) require the Company to cash collateralize any outstanding letters of credit.

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

As of March 31, 2021, the Company was in compliance with its debt covenants under the Credit Agreement.

At March 31, 2021, the Company had $49.5 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $344.7 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.6% and 2.6% for the periods ended March 31, 2021 and 2020, respectively. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% and 2.7%, at March 31, 2021 and 2020, respectively.

Interest Rate Collars

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million and maturity dates of April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars established a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The interest rate collars settle monthly through the maturity date. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The fair value of the interest rate collars is a Level 2 fair value measurement, as the fair value is determined based on quoted prices of similar items in active markets. As of March 31, 2021 and December 31, 2020, the liability for interest rate collars of $2.5 million and $3.1 million, respectively, was included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other expense (income) in the Condensed Consolidated Statements of Income (Loss) on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation are included within Other expense (income) in the Condensed Consolidated Statements of Income (Loss). For the three months ended March 31, 2021, $0.6 million of interest was paid for the interest rate collars.

See Note 13. Comprehensive Income (Loss) for the amount of loss recognized in Other Comprehensive income (loss) on the interest rate collars and the loss reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income (Loss) during the three months ended March 31, 2021.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature at $25 per share. There were no redemptions of Convertible Debentures during the periods ended March 31, 2021 and December 31, 2020, respectively. The approximate redemption value of the Convertible Debentures outstanding at each of March 31, 2021 and December 31, 2020 was $1.1 million.

9. Stock Repurchase Program

In July 2019, the Company's Board of Directors (“Board”) authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the three months ended March 31, 2020, the Company repurchased 393,975 shares of common stock at an average price of $38.78 under this program. During the three months ended March 31, 2021, no shares were repurchased under this program.

In March 2020, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. No shares have been repurchased under this program.

As of March 31, 2021, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act, at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through March 31, 2021, in order to improve the Company's liquidity during COVID-19, the Company suspended repurchases under the stock repurchase programs.

Share repurchase activity under the stock repurchase programs during the three months ended March 31, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended
(millions, except for share and per share data)	March 31, 2021	March 31, 2020
Total number of shares repurchased	—	393,975
Average price paid per share	$—	$38.78
Total value of shares repurchased	$—	$15.3

The remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of March 31, 2021 (unaudited) was as follows:

(millions)	March 31, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Under the terms of the Bradley Agreement, the parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provided that the Company deposited, with the trustee for the bondholders, all gross revenues collected from operations of the garage and surface parking. From those gross revenues, the trustee paid debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the garage and surface parking facilities, and specific annual guaranteed minimum payments to the State. All of the cash flows from the parking facilities were pledged as the security of the special facility revenue bonds and were collected and deposited with the bond trustee. Each month the bond trustee made certain required monthly distributions, which were characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities were not sufficient for the bond trustee to make the required Guaranteed Payments, the Company was obligated to deliver the deficiency amount to the bond trustee, with such deficiency payments representing interest bearing advances to the bond trustee.

On June 30, 2020, the Company and the State agreed to terminate the Bradley Agreement, with an effective date of May 31, 2020 (the “Termination Agreement”). The Company then entered into a management type contract with the Connecticut Airport Authority, effective June 1, 2020 (the “Bradley Management Agreement”), under which the Company will provide the same parking services for Bradley.

Under the terms of the Bradley Management Agreement, the Company is no longer required to make deficiency payments. In addition, other than the contingent consideration discussed below, the Company has no other ongoing obligations under the Bradley Agreement.

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million. The consideration was paid in cash during the year ended December 31, 2020. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any, would be payable to the minority partner in April 2025. Based on a probability weighting of potential payouts, the criteria to accrue for such potential payments had not been met and the contingent consideration was estimated to have no fair value as of March 31, 2021. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

11. Stock-Based Compensation

Stock Grants

There were no stock grants granted during the three months ended March 31, 2021 and 2020, respectively. The Company recognized no stock-based compensation expense related to stock grants for the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock Units

During the three months ended March 31, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

Nonvested restricted stock units as of March 31, 2021, and changes during the three months ended March 31, 2021 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	51,276	$33.24
Granted	313,502	34.45
Nonvested as of March 31, 2021	364,778	$34.28

The Company's stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2021 and 2020 (unaudited), respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Stock-based compensation expense	$0.8	$0.3

As of March 31, 2021, there was $10.6 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.1 years.

Performance Share Units (“PSU’s”)

During the three months ended March 31, 2021, the Company granted 50,868 performance share units to certain executives. The performance target is based on the achievement of a certain level income from operations, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over the three-year performance period from 2021 through 2023. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the shares granted in 2021 are 101,736.

Due to the impact of COVID-19 on the Company’s operations, the Company expects the targets for the PSU awards granted in 2019 (“2019 PSU’s) and 2020 (“2020 PSU’s) to not be achieved. As such, during the three months ended March 31, 2020, the Company reversed $1.4 million of compensation expense related to the 2019 PSU’s. In addition, during the three months ended March 31, 2020, the Company reversed $1.8 million of compensation expense related to the PSU awards granted in 2018 (“2018 PSU’s”), as the targets were not expected to be achieved as of March 31, 2020; however, during December 2020, the Compensation Committee of the Board modified the performance target for the 2018 PSU’s, as well as evaluated qualitative performance factors for the Company for 2020, which resulted in achievement of 95% of the target. The 2018 PSU’s vested as of December 31, 2020.

Nonvested PSU’s as of March 31, 2021, and changes during the year ended March 31, 2021 (unaudited) was as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	200,218	$35.27
Granted	50,868	34.97
Forfeited	(3,375)	35.96
Nonvested as of March 31, 2021	247,711	$35.20

The Company's stock-based compensation expense (net reduction of expense) related to PSU’s during the three months ended March 31, 2021 and 2020 (unaudited), respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Stock-based compensation expense	$0.1	$(3.2)

As of March 31, 2021, there was $1.7 million of unrecognized compensation costs related to PSU awards that are expected to be recognized over a weighted average remaining period of approximately 2.7 years. Since the Company no longer expects the required performance targets to be achieved for the 2019 and 2020 PSU’s, no future compensation expense is expected to be recognized; however, future compensation expense for the 2019 and 2020 PSU’s could reach a maximum of $14.1 million if certain performance targets are achieved.

12. Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including restricted stock units, using the treasury-stock method. Unvested performance share units are excluded from the computation of weighted average diluted common shares outstanding if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the period. In periods where the Company has a net loss, restricted stock units are excluded from the calculation of net income (loss) per common share, as their inclusion would be anti-dilutive.

Basic and diluted net income (loss) per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding for the three months ended March 31, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended
(millions, except share and per share data)	March 31, 2021	March 31, 2020
Net income (loss) attributable to SP Plus Corporation	$2.3	$(46.1)
Basic weighted average common shares outstanding	21,113,494	21,154,047
Dilutive impact of share-based awards	190,574	—
Diluted weighted average common shares outstanding	21,304,068	21,154,047
Net income (loss) per common share
Basic	$0.11	$(2.18)
Diluted	$0.11	$(2.18)

Due to the net loss during the three months ended March 31, 2020, common stock equivalents arising from 153,442 restricted stock units were excluded from the computation.

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax benefit allocated to each component for the three months ended March 31, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended March 31, 2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Change in fair value of interest rate collars	$0.6	$0.2	$0.4
Other Comprehensive income	$0.6	$0.2	$0.4

	Three Months Ended March 31, 2020
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.2)	$—	$(0.2)
Change in fair value of interest rate collars	(3.8)	(1.0)	(2.8)
Other Comprehensive loss	$(4.0)	$(1.0)	$(3.0)

The changes to accumulated other comprehensive loss by component for the three months ended March 31, 2021 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)
Amounts reclassified from accumulated other comprehensive loss	-	0.4	0.4
Balance as of March 31, 2021	$(2.2)	$(1.8)	$(4.0)

The changes to accumulated other comprehensive loss by component for the three months ended March 31, 2020 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)
Other comprehensive loss before reclassification	(0.2)	(2.8)	(3.0)
Balance as of March 31, 2020	$(2.5)	$(3.2)	$(5.7)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

(millions) (unaudited)	Three Months Ended March 31		Classification in the Condensed Consolidated Statements of Income (Loss)
Interest Rate Collars:	2021	2020
Net realized loss	$0.6	$—	Other expense (income)
Reclassifications before tax	0.6	—
Income tax benefit	0.2	—
Reclassifications, net of tax	$0.4	$—

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

Revenue and gross profit by operating segment for the three months ended March 31, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended
(millions)	March 31, 2021	Gross Margin %	March 31, 2020	Gross Margin %
Services Revenue
Commercial
Lease type contracts	$41.3		$76.3
Management type contracts	55.0		74.5
Total Commercial	96.3		150.8
Aviation
Lease type contracts	1.3		5.2
Management type contracts	29.4		60.2
Total Aviation	30.7		65.4
Other
Lease type contracts	0.1		0.2
Management type contracts	1.6		2.4
Total Other	1.7		2.6
Reimbursed management type contract revenue	118.0		190.9
Total Services Revenue	$246.7		$409.7
Gross Profit
Commercial
Lease type contracts	$6.2	15.0%	$(0.9)	(1.2)%
Management type contracts	20.9	38.0%	25.7	34.5%
Lease impairment	—	N/M	(77.5)	N/M
Total Commercial	27.1		(52.7)
Aviation
Lease type contracts	0.4	30.8%	0.3	5.8%
Management type contracts	6.8	23.1%	14.3	23.8%
Lease Impairment	(0.1)	N/M		N/M
Total Aviation	7.1		14.6
Other
Lease type contracts	0.8	N/M	2.1	N/M
Management type contracts	3.3	N/M	5.8	N/M
Total Other	4.1		7.9
Total gross profit	$38.3		$(30.2)

N/M - Not Meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “us” or “our”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, including statements regarding the anticipated further impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial condition. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted under the Private Securities Litigation Reform Act of 1995. These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control. These forward-looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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

As of March 31, 2021, we operated approximately 86% of our locations under management type contracts and approximately 14% under lease type contracts.

In evaluating our financial condition and operating performance, one of our primary areas of focus is on our gross profit. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts may cause significant fluctuations in reported revenue and cost of services, those changes will not artificially affect our gross profit. Therefore, gross profit is one of our primary areas of focus.

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling services, technology-driven mobility solutions and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 87% and 94% for the twelve-month periods ended March 31, 2021 and 2020, respectively. This retention rate captures facilities in the Commercial segment.

Commercial Segment Facilities

In order to mitigate some of the effects from COVID-19, we converted many of our lease locations to management locations during the past year. In addition, we were able to exit many less profitable contracts, which were for both lease and management locations. The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	March 31, 2021	December 31, 2020	March 31, 2020
Leased facilities	430	445	603
Managed facilities	2,536	2,539	2,609
Total Commercial segment facilities	2,966	2,984	3,212

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

In July 2020, we changed our internal reporting segment information reported to the CODM. Certain hospitality locations previously reported under Aviation are now included in Commercial. All prior year amounts have been reclassified to conform to our current reporting structure.

Analysis of Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months March 31, 2020

Existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Other business is comprised of expired business, conversions and new business. As a result of COVID-19, we have executed on a strategy to successfully convert certain lease type contracts to management type contracts or terminate certain lease type contracts, which should provide a higher gross profit over the contract term. In addition, for those locations that have remained leases, we have worked with landlords to either receive rent concessions or change lease terms to be more favorable to us. Expired business relates to contracts that have expired during the current period but we were operating the business in the comparative period presented. Existing business in the Other segment represents amounts not specifically attributable to Commercial or Aviation and certain unallocated items.

Consolidated results for the three months ended March 31, 2021 and 2020, respectively, include the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2021	March 31, 2020	Amount	%
Services revenue (1)	$128.7	$218.8	$(90.1)	(41.2)%
Cost of services (2)	90.3	171.5	(81.2)	(47.3)%
Lease impairment	0.1	77.5	(77.4)	(99.9)%
Gross profit	38.3	(30.2)	68.5	226.8%
General and administrative expenses	21.0	20.7	0.3	1.4%
Depreciation and amortization	6.3	7.5	(1.2)	(16.0)%
Operating income (loss)	11.0	(58.4)	69.4	118.8%
Income tax expense (benefit)	1.4	(16.8)	18.2	108.3%
(1)	Excludes Reimbursed management type contract revenue of $118.0 million and $190.9 million for the three months ended March 31, 2021 and 2020, respectively.
(2)	Excludes Reimbursed management type contract expense of $118.0 million and $190.9 million for the three months ended March 31, 2021 and 2020, respectively.

Services revenue decreased by $90.1 million, or 41.2%, attributable to the following:

•

Services revenue for lease type contracts decreased $39.0 million, or 47.7%, primarily driven by a decrease of $17.9 million from existing business, $11.3 million from expired business, and $10.4 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.6 million from new business. Existing business revenue decreased $17.9 million, or 30.1%, primarily due to a decrease in transient revenue as a result of COVID-19, partially offset by the recognition of certain cost concessions of $13.4 million related to service concessions.

•

Services revenue for management type contracts decreased $51.1 million, or 37.3%, primarily driven by a decrease of $43.9 million from existing business and $12.6 million from expired business, partially offset by an increase of $4.6 million from new business and $0.8 million from locations that converted from lease type contracts during the periods presented. Existing business revenue decreased $43.9 million, or 36.3%, primarily due to a decrease in volume based management type contracts as a result of COVID-19.

Gross profit increased by $68.5 million, or 226.8%, attributable to the following:

•

Gross profit for lease type contracts increased $5.9 million, or 393.3%, and gross profit percentage increased to 17.3% for the three months ended March 31, 2021, compared to 1.8% for the three months ended March 31, 2020. Gross profit for lease type contracts increased as a result of increases in existing business and increased profit as a result of expired business. Gross profit for existing business increased $4.4 million, or 122.2%, primarily due to the recognition of certain cost concessions of $13.4 million related to service concessions and $5.0 million related to rent concessions, as well as a decrease in overall net operating costs, partially offset by decreases in transient revenue as a result of COVID-19 and an increase in restructuring and other integration related costs.

•

Gross profit for management type contracts decreased $14.8 million, or 32.3%, while gross profit percentage for management type contracts increased to 36.0% for three months ended March 31, 2021, compared to 33.4% for three months ended March 31, 2020. Gross profit for management type contracts decreased as a result of decreases in existing business and expired business, partially offset by increased new business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $13.8 million, or 32.7%, primarily due to a decrease in volume based management type contracts as a result of COVID-19 and increased restructuring and other integration costs, partially offset by a decrease in compensation, benefits and overall net operating costs.

•

We recognized $0.1 million of impairment charges related to an abandoned office lease in the Aviation segment during the three months ended March 31, 2021. We recognized $77.5 million of impairment charges related to operating lease ROU assets in the Commercial segment during the three months ended March 31, 2020.

General and administrative expenses increased $0.3 million, or 1.4%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily related to the reversal of stock based compensation related to performance share units during the three months ended March 31, 2020, as well as higher performance based compensation during the three months ended March 31, 2021, partially offset by cost reduction initiatives.

Our effective tax rate was 26.4% and 26.9% for the three months ended March 31, 2021 and 2020, respectively.

The following charts summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the three months ended March 31, 2021 and 2020.

Commercial segment: Services Revenue

Lease type contracts. Revenue decreased $35.0 million, or 45.9%, to $41.3 million for the three months ended March 31, 2021, compared to $76.3 million for the three months ended March 31, 2020. Existing business decreased $17.0 million, or 29.8%, primarily due to a decrease in transient revenue as a result of the ongoing COVID-19 pandemic, partially offset by the recognition of certain cost concessions of $9.8 million related to service concessions. Revenue from other business decreased by $18.0 million, or 93.3%, primarily due to decreases of $11.1 million from expired business and $7.6 million from locations that converted to management type contracts during the periods presented, partially offset by an increase of $0.7 million from new business.

Management type contracts. Revenue decreased $19.5 million, or 26.2%, to $55.0 million for the three months ended March 31, 2021, compared to $74.5 million for the three months ended March 31, 2020.  Existing business management type revenue decreased $15.8 million, or 25.1%, primarily due to a decrease in volume based management type contracts. Other business management type revenue decreased by $3.7 million, or 31.9%, primarily due to a decrease of $8.5 million from expired business, partially offset by increases of $4.3 million from new business and $0.5 million in locations that converted from lease type contracts during the period presented.

Commercial segment: Gross Profit

Lease type contracts. Gross profit increased $7.1 million, or 788.9%, to $6.2 million for the three months ended March 31, 2021, compared to a loss of $0.9 million for three months ended March 31, 2020. Gross profit percentage increased to 15.0% for the three months ended March 31, 2021, compared to negative 1.2% for the three months ended March 31, 2020. Gross profit increased as a result of increases in existing business and increased profit as a result of expired business, partially offset by a decrease in new business. Gross profit for existing business increased $5.6 million, or 466.7%, primarily due to the recognition of certain cost concessions of $14.8 million, as well as decreases in variable rent and overall net operating costs, partially offset by decreases in transient revenue due to COVID-19 and a decrease in compensation, benefits and overall net operating costs.

Management type contracts. Gross profit decreased $4.8 million, or 18.7%, to $20.9 million for the three months ended March 31, 2021, compared to $25.7 million for the three months ended March 31, 2020. Gross profit percentage increased to 38.0% for three months ended March 31, 2021, compared to 34.5% for three months ended March 31, 2020. Gross profit decreased as a result of decreases in existing business and increased profit as a result of expired business, partially offset by an increase in new business and locations that converted from lease type contracts during the periods presented. Gross profit for existing business decreased $5.2 million, or 21.9%, primarily due to a decrease in volume based management type contracts as a result of COVID-19, partially offset by a decrease in compensation, benefits and overall net operating costs.

Aviation segment: Services Revenue

Lease type contracts. Revenue decreased $3.9 million, or 75.0%, to $1.3 million for the three months ended March 31, 2021, compared to $5.2 million for the three months ended March 31, 2020. Existing business decreased $0.8 million, or 38.1%, primarily due to a decrease in transient revenue as a result of COVID-19, partially offset by the recognition of certain cost concessions of $3.6 million related to service concessions. Other business decreased by $3.1 million, or 100.0%, primarily due to decreases of $2.8 million from locations that converted to management type contracts during the periods presented, $0.2 million from expired business and $0.1 million from new business.

Management type contracts. Revenue decreased $30.8 million, or 51.2%, to $29.4 million for the three months ended March 31, 2021, compared to $60.2 million for the three months ended March 31, 2020.  Existing business decreased by $27.3 million, or 49.0%, primarily due to a decrease in volume based management type contracts. Other business decreased by $3.5 million, or 77.8%, primarily due to decreases of $4.1 million from expired business, partially offset by increases of $0.3 million in new business and $0.3 million from locations that converted from lease type contracts during the period presented.

Aviation segment: Gross Profit

Lease type contracts. Gross profit increased $0.1 million, or 33.3%, to $0.4 million for the three months ended March 31, 2021, compared to $0.3 million for three months ended March 31, 2020. Gross profit percentage increased to 30.8% for the three months ended March 31, 2021, compared to 5.8% for the three months ended March 31, 2020. Gross profit increased as a result of increases in existing business and locations that converted to management type contracts during the periods presented, partially offset by new business. Gross profit for existing business increased $0.1 million, or 33.3%, primarily due to the recognition of certain concessions of $3.6 million and a decrease in compensation, benefits and overall net operating costs, partially offset by decreases in transient revenue.

Management type contracts. Gross profit decreased $7.5 million, or 52.4%, to $6.8 million for the three months ended March 31, 2021, compared to $14.3 million for the three months ended March 31, 2020. Gross profit percentage decreased to 23.1% for three months ended March 31, 2021, compared to 23.8% for three months ended March 31, 2020. Gross profit decreased as a result of decreases in existing business, increased profit as a result of expired business and new business, partially offset by an increase in locations that converted from lease type contracts in the periods presented. Gross profit for existing business decreased $6.1 million, or 48.0%, primarily due to decreases in volume based management type contracts as a result of COVID-19, partially offset by a decrease in compensation, benefits and overall net operating costs.

"Other" segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to the Commercial or Aviation Segments and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate items. Total service revenue in “Other” decreased $0.9 million, or 34.6%, to $1.7 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020. Gross profit for “Other” decreased $3.8 million, or 48.1%, to $4.1 million for the three months ended March 31, 2021, compared to $7.9 million for the three months ended March 31, 2020.

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

As of March 31, 2021, we had $18.0 million of cash and cash equivalents and $130.5 million of borrowing availability under our Senior Credit Facility (prior to our Minimum Liquidity requirement (as described in the Amended Credit Agreement). COVID-19 and resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of the COVID-19 outbreak. In order to lessen the impacts from COVID-19, we have taken actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures and suspending repurchases of our common stock. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On March 31, 2021, we had total indebtedness of approximately $370.9 million, an increase of $8.8 million from December 31, 2020. The $370.9 million in total indebtedness as of March 31, 2021 includes:

•	$341.7 million under our Senior Credit Facility (as defined below); and
•	$29.2 million of other debt including finance lease obligations.

Senior Credit Facility

On February 16, 2021 (the “Fourth Amendment Effective Date”), we entered into a fourth amendment (the “Fourth Amendment”) to our credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and bookrunners; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to us a senior secured credit facility (the “Senior Credit Facility”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to the Credit Agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which we drew on November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with (i) the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a “floor” on LIBOR of 1.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%, except that the Fourth Amendment provided that, for the period from May 6, 2020 until the date on which we deliver a compliance certificate for the fiscal quarter ending June 30, 2022, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375% (the “Fixed Margin Rates”).

Also pursuant to the Fourth Amendment, (a) we are subject to a Minimum Liquidity (as described in the Amended Credit Agreement) test that requires us to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, and (b) we are subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, we must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Prior to the Fourth Amendment Effective Date, we were required to maintain a maximum consolidated total debt to EBITDA ratio of between 5.50:1.0 and 3.50:1.0 (with such ratio being waived for the fiscal quarter ended June 30, 2020 and with certain step-ups and step-downs described in, and as calculated in accordance with, the Credit Agreement). In addition, we were required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups and step-downs described in the Credit Agreement). Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio will be waived for each of the quarters ending March 31, 2021 and June 30, 2021. Starting with the quarter ending September 30, 2021, we will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of March 31, 2021, we were required to maintain a minimum consolidated fixed coverage ratio of not less than 1.60:1:0 (with certain step-ups and step-downs described in the Amended Credit Agreement).

During the three months ended March 31, 2021, we incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility were subject to scheduled quarterly payments of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan through the first quarter of 2021 and will increase to 1.875% thereafter.

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

As of March 31, 2021, we had $49.5 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility were $344.7 million (excluding debt discount of $0.8 million and deferred financing costs of $2.2 million).  As of March 31, 2021, we were in compliance with the covenants under the Amended Credit Agreement, and we had $130.5 million of borrowing availability under the Senior Credit Facility (prior to our Minimum Liquidity requirement (as described in the Amended Credit Agreement).

Stock Repurchases

On March 10, 2020, we suspended stock repurchases in order to help improve liquidity in response to the impacts of COVID-19.

In July 2019, our Board of Directors (the “Board”) authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, we have repurchased 393,975 shares of common stock at an average price of $38.78 during the three months ended March 31, 2020.

In March 2020, the Board authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate.  We have yet to repurchase shares under this program.

Since commencement, under all three programs, we have repurchased 2,034,742 shares of common stock through March 31, 2021. The remaining authorized repurchase amounts in aggregate under the July 2019 and March 2020 repurchase programs as of March 31, 2021 was as follows:

(millions)	March 31, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows for the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended
(millions)	March 31, 2021	March 31, 2020
Net cash (used in) provided by operating activities	$(1.0)	$8.2
Net cash used in investing activities	(2.6)	(4.3)
Net cash provided by (used in) financing activities	7.7	(5.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$4.1	$(2.2)

Operating Activities

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2021 as compared to net cash provided by operating activities of $8.2 million during the three months ended March 31, 2020. The decrease in net cash provided by operating activities primarily resulted from the impacts of COVID-19, as well as our significant efforts during March 2020 to control working capital to prepare for the uncertainty of COVID-19.

Investing Activities

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2021, a decrease of $1.7 million from $4.3 million during the three months ended March 31, 2020.  Cash used to purchase leasehold improvements and equipment was $2.3 million during the three months ended March 31, 2021 as compared to $4.0 million during the three months ended March 31, 2020, reflecting our investment in technology initiatives during the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2021, as compared to net cash used in financing activities of $5.9 million during the three months ended March 31, 2020. The increase in net cash provided by investing activities was primarily due to the repurchases of common stock during the three months ended March 31, 2020 that were suspended on March 10, 2020.

Cash and Cash Equivalents

We had Cash and cash equivalents of $18.0 million and $13.9 million at March 31, 2021 and December 31, 2020, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Based on the Evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the discussion of risk factors and the other information described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in subsequent filings by us with the SEC. New risks could emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated April 29, 2021 for G Marc Baumann, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated April 29, 2021 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2021.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: April 29, 2021	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2021	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)