Form 10-Q
period 2021-06-30
SP Plus Corp
filed 2021-07-30
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $0.001 par value per share	23,218,844	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share data)	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$15.8	$13.9
Accounts and notes receivable, net	112.2	111.2
Prepaid expenses and other current assets	34.2	26.8
Total current assets	162.2	151.9
Leasehold improvements, equipment and construction in progress, net	50.1	53.3
Right-of-use assets	208.6	235.1
Goodwill	526.7	526.6
Other intangible assets, net	58.8	63.1
Deferred taxes	58.6	63.8
Other noncurrent assets, net	46.4	43.9
Total noncurrent assets	949.2	985.8
Total assets	$1,111.4	$1,137.7
Liabilities and stockholders’ equity
Accounts payable	$108.0	$97.8
Accrued and other current liabilities	107.5	112.7
Short-term lease liabilities	76.4	82.1
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	25.9	25.0
Total current liabilities	317.8	317.6
Long-term borrowings, excluding current portion	322.1	337.1
Long-term lease liabilities	210.6	243.4
Other noncurrent liabilities	63.1	58.2
Total noncurrent liabilities	595.8	638.7
Total liabilities	$913.6	$956.3
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 25,253,586 and 23,218,844 shares issued and outstanding as of June 30, 2021, respectively, and 25,123,128 and 23,088,386 shares issued and outstanding as of December 31, 2020, respectively	—	—
Treasury stock, at cost; 2,034,742 shares as of June 30, 2021 and December 31, 2020	(70.6)	(70.6)
Additional paid-in capital	264.4	261.4
Accumulated other comprehensive loss	(3.5)	(4.4)
Retained earnings (accumulated deficit)	8.0	(3.3)
Total SP Plus Corporation stockholders’ equity	198.3	183.1
Noncontrolling interest	(0.5)	(1.7)
Total stockholders’ equity	197.8	181.4
Total liabilities and stockholders’ equity	$1,111.4	$1,137.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income (Loss)

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Services revenue
Lease type contracts	$50.9	$30.2	$93.6	$111.9
Management type contracts	90.3	62.8	176.3	199.9
	141.2	93.0	269.9	311.8
Reimbursed management type contract revenue	134.5	110.4	252.5	301.3
Total services revenue	275.7	203.4	522.4	613.1
Cost of services
Lease type contracts	39.5	43.1	74.8	123.3
Management type contracts	55.2	46.6	110.2	137.9
	94.7	89.7	185.0	261.2
Reimbursed management type contract expense	134.5	110.4	252.5	301.3
Lease impairment	—	16.7	0.1	94.2
Total cost of services	229.2	216.8	437.6	656.7
Gross profit
Lease type contracts	11.4	(12.9)	18.8	(11.4)
Management type contracts	35.1	16.2	66.1	62.0
Lease impairment	—	(16.7)	(0.1)	(94.2)
Total gross profit	46.5	(13.4)	84.8	(43.6)
General and administrative expenses	22.0	22.8	43.0	43.5
Depreciation and amortization	6.2	7.9	12.5	15.4
Impairment of intangible assets	—	3.7	—	3.7
Operating income (loss)	18.3	(47.8)	29.3	(106.2)
Other expense (income)
Interest expense	5.1	5.3	10.9	9.7
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Other expenses (income)	—	0.2	—	(0.1)
Total other expenses	5.0	5.4	10.7	9.4
Earnings (loss) before income taxes	13.3	(53.2)	18.6	(115.6)
Income tax expense (benefit)	3.5	(13.4)	4.9	(30.2)
Net income (loss)	9.8	(39.8)	13.7	(85.4)
Less: Net income (loss) attributable to noncontrolling interest	0.8	(0.7)	2.4	(0.2)
Net income (loss) attributable to SP Plus Corporation	$9.0	$(39.1)	$11.3	$(85.2)
Common stock data
Net income (loss) per common share
Basic	$0.42	$(1.86)	$0.53	$(4.05)
Diluted	$0.42	$(1.86)	$0.53	$(4.05)
Weighted average shares outstanding
Basic	21,177,142	20,972,057	21,145,494	21,062,495
Diluted	21,390,609	20,972,057	21,347,514	21,062,495

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$9.8	$(39.8)	$13.7	$(85.4)
Change in fair value of interest rate collars	0.4	0.2	0.8	(2.6)
Foreign currency translation gain (loss)	0.1	(0.1)	0.1	(0.3)
Comprehensive income (loss)	10.3	(39.7)	14.6	(88.3)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.8	(0.7)	2.4	(0.2)
Comprehensive income (loss) attributable to SP Plus Corporation	$9.5	$(39.0)	$12.2	$(88.1)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Six months ended June 30, 2020 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net (loss) income	—	—	—	—	(46.1)	—	0.5	(45.6)
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Change in fair value of interest rate collars	—	—	—	(2.8)	—	—	—	(2.8)
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(2.9)	—	—	—	—	(2.9)
Treasury stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	22,997,061	$—	$259.7	$(5.7)	$123.4	$(70.6)	$(0.2)	$306.6
Net loss	—	—	—	—	(39.1)	—	(0.7)	(39.8)
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	25,066	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	0.4	—	—	—	—	0.4
Noncontrolling interest buyout	—	—	(1.7)	—	—	—	—	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	23,022,127	$—	$258.9	$(5.6)	$84.3	$(70.6)	$(1.3)	$265.7

Six months ended June 30, 2021 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	2.3	—	1.6	3.9
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	35,902	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.9	—	—	—	—	0.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2021	23,205,424	$—	$262.3	$(4.0)	$(1.0)	$(70.6)	$(0.5)	$186.2
Net income	—	—	—	—	9.0	—	0.8	9.8
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of stock grants	13,420	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	1.6	—	—	—	—	1.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2021	23,218,844	$—	$264.4	$(3.5)	$8.0	$(70.6)	$(0.5)	$197.8

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2021	June 30, 2020
Operating activities
Net income (loss)	$13.7	$(85.4)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment	0.1	97.9
Depreciation and amortization	12.5	15.1
Non-cash stock-based compensation	3.0	(2.0)
Provisions for credit losses on accounts receivable	0.6	5.6
Deferred income taxes	4.9	(31.4)
Other	1.4	1.4
Changes in operating assets and liabilities
Accounts and notes receivable	(1.6)	56.4
Prepaid and other current assets	(7.4)	8.5
Accounts payable	10.2	(16.2)
Accrued liabilities and other	(14.1)	(23.9)
Net cash provided by operating activities	23.3	26.0
Investing activities
Purchases of leasehold improvements and equipment	(4.5)	(8.0)
Cost of contracts	(1.0)	(1.3)
Proceeds from sale of other investments and equipment	0.3	0.7
Net cash used in investing activities	(5.2)	(8.6)
Financing activities
Payments on credit facility revolver	(181.7)	(326.4)
Proceeds from credit facility revolver	179.1	328.4
Payments on credit facility term loan	(7.0)	(5.6)
Payments of debt issuance costs	(1.3)	—
Payments on other long-term borrowings	(4.2)	(3.3)
Distributions to noncontrolling interest	(1.2)	(0.9)
Repurchases of common stock	—	(15.3)
Net cash used in financing activities	(16.3)	(23.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)
Increase (decrease) in cash and cash equivalents	1.9	(6.0)
Cash and cash equivalents at beginning of year	13.9	24.1
Cash and cash equivalents at end of period	$15.8	$18.1
Supplemental disclosures
Cash paid (received) during the period for
Interest	$9.8	$8.7
Income taxes	$0.6	$(0.1)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Notes to Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for the Company’s clients. The Company provides technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, and event logistics to aviation, commercial, hospitality, healthcare and government clients across North America. The Company typically enters into contractual relationships with property owners or managers as opposed to owning facilities.

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2021. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 22, 2021 with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.5 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 26 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Other noncurrent assets, net within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income (Loss). The equity earnings in these related investments were $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and were $0.4 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of advances and deposits and cost of contracts, net, as of June 30, 2021 and December 31, 2020.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of accrued rent, compensation, payroll withholdings, property, payroll and other taxes, insurance and other accrued expenses as of June 30, 2021 and December 31, 2020.

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

As a result of the impact of the COVID-19 pandemic (“COVID-19”) on the Company’s expected future operating cash flows, the Company determined certain impairment testing triggers had occurred related to the Company’s Proprietary know how intangible assets. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020. Based on that undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain Proprietary know how intangible assets and therefore as of June 30, 2020, certain Proprietary know how intangible assets were impaired. See Note 6. Other Intangibles Assets, net in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

As a result of the impact of COVID-19 on the Company's operating cash flows, the Company’s management determined certain impairment testing triggers had occurred for ROU assets associated with certain asset groups during the six months ended June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for ROU assets associated with certain asset groups during the six months ended June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for ROU assets associated with certain asset groups and therefore during the six months ended June 30, 2020, ROU assets associated with certain asset groups were impaired. The impairment recognized is measured by the amount by which the carrying value of the ROU asset associated with these asset groups exceeds its fair value. The Company determined there were no impairment testing triggers during the six months ended June 30, 2021. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the six months ended June 30, 2021, the Company adopted the following Accounting Standards Updates (“ASUs”) with no material impact on the Condensed Consolidated Financial Statements:

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

As discussed in Note 1. Significant Accounting Policies and Practices, the Company tests ROU assets when impairment indicators are present. Due to the impact of COVID-19 on the Company's operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups during the six months ended June 30, 2020. Accordingly, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets during the six months ended June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The fair value of the ROU assets measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to net carrying values, and as a result, ROU assets held and used with a carrying amount of $267.8 million were determined to have a fair value of $173.6 million, resulting in impairment charges of $94.2 million in the Commercial segment. The impairment charges of $16.7 million and $94.2 million for the three and six months ended June 30, 2020, respectively, were included within Lease impairment in the Condensed Consolidated Statements of Income (Loss). The Company recorded $0.1 million of impairment charges during the six months ended June 30, 2021, which was included within Lease impairment in the Condensed Consolidated Statements of Income (Loss).

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to COVID-19, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and also elected not to apply modification guidance under Topic 842. These concessions were recognized as a reduction of rent expense in the month they occurred and were recorded within Cost of parking services within the Condensed Consolidated Statements of Income (Loss).

As a result of COVID-19, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $6.1 million and $11.1 million related to rent concessions as a reduction to cost of services during the three and six months ended June 30, 2021. The Company recorded $8.9 million related to rent concessions as a reduction to cost of services during the three and six months ended June 30, 2020.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification on the Condensed Consolidated Balance Sheet as of June 30, 2021 (unaudited) and December 31, 2020 were as follows:

(millions)	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Right-of-use assets	$208.6	$235.1
Finance	Leasehold improvements, equipment and construction in progress, net	25.8	28.8
Total leased assets		$234.4	$263.9
Liabilities
Current
Operating	Short-term lease liabilities	$76.4	$82.1
Finance	Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	7.0	7.8
Noncurrent
Operating	Long-term lease liabilities	210.6	243.4
Finance	Long-term borrowings, excluding current portion	17.1	20.5
Total lease liabilities		$311.1	$353.8

The components of lease cost and classification in the Condensed Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2021 and 2020 (unaudited) were as follows:

		Three Months Ended		Six Months Ended
(millions)	Classification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost (a)(b)	Cost of services - lease type contracts	$13.3	$25.2	$27.3	$60.8
Short-term lease (a)	Cost of services - lease type contracts	4.2	5.4	8.9	14.2
Variable lease	Cost of services - lease type contracts	8.4	1.9	12.0	9.7
Operating lease cost		25.9	32.5	48.2	84.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.5	0.8	3.0	1.5
Interest on lease liabilities	Interest expense	0.3	0.3	0.6	0.5
Lease impairment	Lease impairment	—	16.7	0.1	94.2
Net lease cost		$27.7	$50.3	$51.9	$180.9

(a)

Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively.

(b)	Includes rent concessions amounting to $6.1 and $11.1 million for the three and six months ended June 30, 2021, respectively, compared to $8.9 million for the three and six months ended June 30, 2020.

Sublease income was $0.3 and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively.

The Company has not entered into operating lease arrangements as of June 30, 2021 that commence in future periods.

Maturities of lease liabilities, lease term, and discount rate information as of June 30, 2021 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2021	$46.1	$4.0	$50.1
2022	80.3	7.5	87.8
2023	60.3	5.3	65.6
2024	42.9	3.4	46.3
2025	30.5	1.7	32.2
After 2025	69.8	5.1	74.9
Total lease payments	329.9	27.0	356.9
Less: Imputed interest	42.9	2.9	45.8
Present value of lease liabilities	$287.0	$24.1	$311.1
Weighted-average remaining lease term (years)	5.4	4.9
Weighted-average discount rate	5.0%	4.3%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 (unaudited) was as follows:

	Six Months Ended
(millions)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$47.1	$70.8
Operating cash outflows related to interest on finance leases	0.5	0.5
Financing cash outflows related to finance leases	4.2	1.7
Leased assets obtained in exchange for new operating liabilities	5.7	9.2
Leased assets obtained in exchange for new finance lease liabilities	—	4.9

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

•	Other integration related costs related to pre-acquisition matters (included within Cost of services and General and administrative expenses within the Consolidated Statements of Income (Loss)).

The restructuring and other integration related costs for the three and six months ended June 30, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of services - lease type contracts	$—	$0.2	$0.2	$0.4
Cost of services - management type contracts	(0.1)	0.4	1.5	0.6
General and administrative expenses	0.1	3.7	0.8	4.2

The accrual for restructuring and other integration related costs related to pre-acquisition matters of $2.0 million and $1.2 million is included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

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

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company may have a bundle of integrated services that comprise one performance obligation and include services, such as managing the facility, as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. Management type contract revenues do not include gross customer collections at the managed facilities, as these revenues belong to the property owners rather than the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

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

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. The Company recorded $4.2 million and $17.6 million related to cost concessions during the three and six months ended June 30, 2021, respectively. The Company recorded $18.3 million related to cost concessions during the three and six months ended June 30, 2020.

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

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, the payment is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.

On June 30, 2021, the Company had $135.4 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2021	$29.0
2022	38.6
2023	26.5
2024	15.4
2025	8.7
2026 and thereafter	17.2
Total	$135.4

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. There were no impairment charges recorded on contract assets and contract liabilities for the three and six months ended June 30, 2021 and 2020.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of June 30, 2021 (unaudited) and December 31, 2020:

(millions)	June 30, 2021	December 31, 2020
Accounts receivable	$104.5	$102.7
Contract asset	7.7	8.6
Contract liability	(9.9)	(12.5)

Changes in contract assets which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the six months ended June 30, 2021 and 2020 (unaudited):

	Six Months Ended
(millions)	June 30, 2021	June 30, 2020
Balance, beginning of period	$8.6	$11.0
Additional contract assets	7.7	7.0
Reclassification to accounts receivable	(8.6)	(11.0)
Balance, end of period	$7.7	$7.0

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the six months ended June 30, 2021 and 2020 (unaudited):

	Six Months Ended
(millions)	June 30, 2021	June 30, 2020
Balance, beginning of period	$(12.5)	$(19.4)
Additional contract liabilities	(9.9)	(11.3)
Recognition of revenue from contract liabilities	12.5	19.4
Balance, end of period	$(9.9)	$(11.3)

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

Amortization expense related to cost of contracts not considered service concession arrangements is included within Depreciation and amortization in the Condensed Consolidated Statements of Income (Loss).  Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue and were not significant for the three and six months ended June 30, 2021 and 2020, respectively.  Amortization expense related to cost of contracts for the three and six months ended June 30, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization expense	$0.4	$0.3	$0.7	$0.7

As of June 30, 2021 and December 31, 2020, cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets within Other noncurrent assets was $4.5 million and $4.8 million, respectively. No impairment charges were recorded for the three and six months ended June 30, 2021 and 2020, respectively.

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

The Company accrues a charge when management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss, and if material, discloses the estimated range. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevent the Company from determining such a range. In addition, the Company accrues for the authoritative judgments or assertions made against the Company by government agencies at the time of their rendering regardless of the Company’s intent to appeal. The Company regularly evaluates current information available to the Company to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

6. Other Intangible Assets, net

The components of other intangible assets, net, at June 30, 2021 (unaudited) and December 31, 2020 were as follows:

		June 30, 2021			December 31, 2020
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	1.8	$2.9	$(1.8)	$1.1	$2.9	$(1.3)	$1.6
Trade names and trademarks	2.4	0.9	(0.3)	0.6	0.9	(0.2)	0.7
Proprietary know how	3.2	3.8	(0.9)	2.9	3.8	(0.4)	3.4
Management contract rights	7.6	81.0	(45.1)	35.9	81.0	(42.6)	38.4
Customer relationships	12.4	21.5	(3.2)	18.3	21.5	(2.5)	19.0
Other intangible assets, net	8.8	$110.1	$(51.3)	$58.8	$110.1	$(47.0)	$63.1

Amortization expense related to intangible assets for the three and six months ended June 30, 2021 and 2020, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization expense	$2.2	$3.9	$4.3	$7.8

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment triggers had occurred for Proprietary know how intangible assets as of June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020, and determined the carrying value for the Proprietary know how intangible assets was higher than their projected undiscounted cash flows. The fair value of the Proprietary know how intangible assets, which was classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows using the relief from royalty approach. Proprietary know how intangible assets with a carrying amount of $7.6 million were determined to have a fair value of $3.9 million, resulting in an impairment charge of $3.7 million in the Aviation segment during the three and six months ended June 30, 2020, respectively, which was recognized in Impairment of intangible assets in the Condensed Consolidated Statements of Income (Loss).

7. Goodwill

The changes to the carrying amount of goodwill for the six months ended June 30, 2021 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2020
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6
Foreign currency translation	0.1	—	0.1
Net book value as of June 30, 2021
Goodwill	$377.2	$209.0	$586.2
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.2	$149.5	$526.7

8. Borrowing Arrangements

Long-term borrowings as of June 30, 2021 (unaudited) and December 31, 2020, in order of preference, were as follows:

	Amount Outstanding
(millions)	June 30, 2021	December 31, 2020
Senior Credit Facility, net of original discount on borrowings(1)	$322.8	$332.3
Other borrowings	27.1	31.5
Deferred financing costs	(1.9)	(1.7)
Total obligations	348.0	362.1
Less: Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	25.9	25.0
Total long-term borrowings, excluding current portion	$322.1	$337.1
(1)	Includes discount on borrowings of $0.7 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

Also pursuant to the Fourth Amendment, (a) the Company is subject to a Minimum Liquidity test (as described in the Amended Credit Agreement) that required the Company to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, and (b) the Company is subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, the Company must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted

Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Prior to the Fourth Amendment Effective Date, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio of between 5.50:1.0 and 3.50:1.0 (with such ratio being waived for the fiscal quarter ended June 30, 2020 and with certain step-ups and step-downs described in, and as calculated in accordance with, the Amended Credit Agreement). In addition, the Company was required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups and step-downs described in the Amended Credit Agreement). Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio was waived for each of the quarters ending March 31, 2021 and June 30, 2021. Starting with the quarter ending September 30, 2021, the Company will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of June 30, 2021, the Company was required to maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups and step-downs described in the Amended Credit Agreement).

During the six months ended June 30, 2021, the Company incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 1.875% of initial aggregate principal amount of such term loan.

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

As of June 30, 2021, the Company was in compliance with its debt covenants under the Credit Agreement.

At June 30, 2021, the Company had $49.0 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $323.5 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.6% and 3.5% for the periods ended June 30, 2021 and 2020, respectively. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% at June 30, 2021 and 2020.

Interest Rate Collars

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million and maturity dates of April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars established a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The interest rate collars settle monthly through the maturity date. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The fair value of the interest rate collars is a Level 2 fair value measurement, as the fair value is determined based on quoted prices of similar items in active markets. As of June 30, 2021 and December 31, 2020, the liability for interest rate collars of $1.9 million and $3.1 million, respectively, was included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other expense (income) in the Condensed Consolidated Statements of Income (Loss) on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation are included within Other expense (income) in the Condensed Consolidated Statements of Income (Loss). For the three and six months ended June 30, 2021, respectively, $0.6 million and $1.2 million was paid for the interest rate collars. For the three and six months ended June 30, 2020, $0.4 million was paid for the interest rate collars.

See Note 13. Comprehensive Income (Loss) for the amount of loss recognized in Other Comprehensive income (loss) on the interest rate collars and the loss reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income (Loss) during the three and six months ended June 30, 2021 and 2020, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature April 1, 2028 at $25 per share. There were no redemptions of Convertible Debentures during the periods ended June 30, 2021 and December 31, 2020, respectively. The approximate redemption value of the Convertible Debentures outstanding at each of June 30, 2021 and December 31, 2020 was $1.1 million.

9. Stock Repurchase Program

In July 2019, the Company's Board of Directors (“Board”) authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the six months ended June 30, 2020, the Company repurchased 393,975 shares of common stock at an average price of $38.78 under this program. During the six months ended June 30, 2021, no shares were repurchased under this program.

In March 2020, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. No shares have been repurchased under this program.

As of June 30, 2021, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act, at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through June 30, 2021, in order to improve the Company's liquidity during COVID-19, the Company suspended repurchases under the stock repurchase programs.

Share repurchase activity under the stock repurchase programs during the three and six months ended June 30, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
(millions, except for share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total number of shares repurchased	—	—	—	393,975
Average price paid per share	$—	$—	$—	$38.78
Total value of shares repurchased	$—	$—	$—	$15.3

The remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of June 30, 2021 (unaudited) was as follows:

(millions)	June 30, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million, which was paid in cash during the year ended December 31, 2020. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any amount is due, would be payable to the minority partner in April 2025. Based on a probability weighting of potential payouts, the criteria to accrue for such potential payments had not been met and the contingent consideration was estimated to have no fair value as of June 30, 2021. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

11. Stock-Based Compensation

Stock Grants

There were 13,420 and 25,066 stock grants granted during the six months ended June 30, 2021 and 2020, respectively. The Company recognized $0.5 million of stock-based compensation expense related to stock grants for the three and six months ended June 30, 2021 and 2020.

Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

Nonvested restricted stock units as of June 30, 2021, and changes during the six months ended June 30, 2021 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	51,276	$33.24
Granted	313,502	34.45
Nonvested as of June 30, 2021	364,778	$34.28

The Company's stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2021 and 2020 (unaudited), respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock-based compensation expense	$1.3	$0.3	$2.1	$0.6

As of June 30, 2021, there was $9.3 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.9 years.

Performance Share Units (“PSU’s”)

During the six months ended June 30, 2021, the Company granted 50,868 performance share units to certain executives. The performance target is based on the achievement of a certain level income from operations, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over the three-year performance period from 2021 through 2023. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the shares granted in 2021 are 101,736. The Company is currently recognizing expense based on maximum payout of 101,736 shares.

Due to the impact of COVID-19 on the Company’s operations, the Company expects the targets for the PSU awards granted in 2019 (“2019 PSU’s) and 2020 (“2020 PSU’s) to not be achieved, which are based on the achievement of certain free cash flow targets before cash tax and interest payments, subject to certain discretionary adjustments by the Board, over the three-year performance periods of 2019 through 2021 and 2020 through 2022, respectively. As such, during the six months ended June 30, 2020, the Company reversed $1.4 million of compensation expense related to the 2019 PSU’s. In addition, during the six months ended June 30, 2020, the Company reversed $1.8 million of compensation expense related to the PSU awards granted in 2018 (“2018 PSU’s”), as the targets were not expected to be achieved as of June 30, 2020; however, during December 2020, the Compensation Committee of the Board modified the performance target for the 2018 PSU’s, as well as evaluated qualitative performance factors for the Company for 2020, which resulted in achievement of 95% of the target. The 2018 PSU’s vested as of December 31, 2020.

Nonvested PSU’s as of June 30, 2021, and changes during the year ended June 30, 2021 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	200,218	$35.27
Granted	50,868	34.97
Forfeited	(3,375)	35.96
Nonvested as of June 30, 2021	247,711	$35.20

The Company's stock-based compensation expense (net reduction of expense) related to PSU’s during the three and six months ended June 30, 2021 and 2020 (unaudited), respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock-based compensation expense	$0.3	$0.1	$0.4	$(3.1)

As of June 30, 2021, there was $3.1 million of unrecognized compensation costs related to PSU awards that are expected to be recognized over a weighted average remaining period of approximately 2.4 years. Since the Company no longer expects the required performance targets to be achieved for the 2019 and 2020 PSU’s, no future compensation expense is expected to be recognized; however, future compensation expense for the 2019 and 2020 PSU’s could reach a maximum of $14.1 million if certain performance targets are achieved.

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

Basic and diluted net income (loss) per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding for the three and six months ended June 30, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
(millions, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss) attributable to SP Plus Corporation	$9.0	$(39.1)	$11.3	$(85.2)
Basic weighted average common shares outstanding	21,177,142	20,972,057	21,145,494	21,062,495
Dilutive impact of share-based awards	213,467	—	202,020	—
Diluted weighted average common shares outstanding	21,390,609	20,972,057	21,347,514	21,062,495
Net income (loss) per common share
Basic	$0.42	$(1.86)	$0.53	$(4.05)
Diluted	$0.42	$(1.86)	$0.53	$(4.05)

Due to the net loss during the three and six months ended June 30, 2020, common stock equivalents arising from 153,442 restricted stock units were excluded from the computation.

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax benefit allocated to each component for the three and six months ended June 30, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.1	$—	$0.1	$0.1	$—	$0.1
Change in fair value of interest rate collars	0.5	0.1	0.4	1.1	0.3	0.8
Other comprehensive income	$0.6	$0.1	$0.5	$1.2	$0.3	$0.9

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$(0.3)	$—	$(0.3)
Change in fair value of interest rate collars	0.2	—	0.2	(3.6)	(1.0)	(2.6)
Other comprehensive income (loss)	$0.1	$—	$0.1	$(3.9)	$(1.0)	$(2.9)

The changes to accumulated other comprehensive loss by component for the six months ended June 30, 2021 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)
Other comprehensive loss before reclassification	0.1	-	0.1
Amounts reclassified from accumulated other comprehensive loss	-	0.8	0.8
Balance as of June 30, 2021	$(2.1)	$(1.4)	$(3.5)

The changes to accumulated other comprehensive loss by component for the six months ended June 30, 2020 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)
Other comprehensive loss before reclassification	(0.3)	(2.9)	(3.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Balance as of June 30, 2020	$(2.6)	$(3.0)	$(5.6)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 (unaudited) were as follows:

(millions)	Three Months Ended June 30		Six Months Ended June 30		Classification in the Condensed Consolidated Statements of Income (Loss)
Interest Rate Collars:	2021	2020	2021	2020
Net realized loss	$0.5	$0.4	$1.1	$0.4	Other expenses (income)
Reclassifications before tax	0.5	0.4	1.1	0.4
Income tax benefit	0.1	0.1	0.3	0.1
Reclassifications, net of tax	$0.4	$0.3	$0.8	$0.3

14. Segment Information

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

•	“Other” consists of ancillary revenue and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items.

Revenue and gross profit by segment for the three and six months ended June 30, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended				Six Months Ended
(millions)	June 30, 2021	Gross Margin %	June 30, 2020	Gross Margin %	June 30, 2021	Gross Margin %	June 30, 2020	Gross Margin %
Services Revenue
Commercial
Lease type contracts	$48.7		$28.8		$90.0		$105.1
Management type contracts	53.7		41.7		108.7		116.2
Total Commercial	102.4		70.5		198.7		221.3
Aviation
Lease type contracts	2.1		1.3		3.4		6.5
Management type contracts	34.7		19.6		64.1		79.8
Total Aviation	36.8		20.9		67.5		86.3
Other
Lease type contracts	0.1		0.1		0.2		0.3
Management type contracts	1.9		1.5		3.5		3.9
Total Other	2.0		1.6		3.7		4.2
Reimbursed management type contract revenue	134.5		110.4		252.5		301.3
Total services revenue	$275.7		$203.4		$522.4		$613.1
Gross Profit
Commercial
Lease type contracts	$9.5	19.5%	$(13.8)	(47.9)%	$15.7	17.4%	$(14.7)	(14.0)%
Management type contracts	21.8	40.6%	11.8	28.3%	42.7	39.3%	37.5	32.3%
Lease impairment	—	N/M	(16.7)	N/M	—	N/M	(94.2)	N/M
Total Commercial	31.3		(18.7)		58.4		(71.4)
Aviation
Lease type contracts	0.9	42.9%	(0.3)	(23.1)%	1.3	38.2%	—	0.0%
Management type contracts	9.0	25.9%	2.2	11.2%	15.8	24.6%	16.5	20.7%
Lease Impairment	—	N/M	—	N/M	(0.1)	N/M	—	N/M
Total Aviation	9.9		1.9		17.0		16.5
Other
Lease type contracts	1.0	N/M	1.2	N/M	1.8	N/M	3.3	N/M
Management type contracts	4.3	N/M	2.2	N/M	7.6	N/M	8.0	N/M
Total Other	5.3		3.4		9.4		11.3
Total gross profit	$46.5		$(13.4)		$84.8		$(43.6)

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

Overview

Our Business

Primarily through our technology-driven mobility solutions, we facilitate the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for our clients. We provide technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, and event logistics to aviation, commercial, hospitality, healthcare and government clients across North America. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.

We primarily operate under two types of arrangements: management type contracts and lease type contracts.

•

Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. We believe that we can generally purchase required insurance for the facility and facility operations at lower rates than clients can obtain on their own because we are effectively self-insured for all liability, workers’ compensation and health care claims by maintaining a large per-claim deductible. As a result, we generate operating income on the insurance provided under management type contracts by focusing on risk management efforts and controlling losses. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs.

•

Under a lease type contract, we generally pay our clients either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.

As of June 30, 2021, we operated approximately 86% of our locations under management type contracts and 14% under lease type contracts.

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

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 91% and 94% for the twelve-month periods ended June 30, 2021 and 2020, respectively, for our Commercial segment facilities.

Impact of COVID-19

COVID-19 has impacted, and may continue to impact, our operations and results. The ultimate impact of COVID-19 on future operations is hard to predict, as new guidance is continually being communicated by the U.S. Department of State, Centers for Disease Control and Prevention and local governments. New guidance has and may include heightened government regulations and travel advisories, which could impact our clients’ operations. In addition, certain industries have been impacted by workforce disruptions as a result of COVID-19. Currently, our operations have not experienced material disruptions as a result of employees who are unable or unwilling to work because of illness or fear of contracting COVID-19, or for other reasons. However, we have recently seen higher than normal open positions at our Company and if this continues, our ability to grow and expand our business could be negatively impacted.

Commercial Segment Facilities

In order to mitigate some of the effects from COVID-19, we converted many of our lease locations to management locations during the past year. In addition, we were able to exit many less profitable contracts, which were for both lease and management locations. The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	June 30, 2021	December 31, 2020	June 30, 2020
Leased facilities	421	445	522
Managed facilities	2,560	2,539	2,561
Total Commercial segment facilities	2,981	2,984	3,083

Revenue

We recognize services revenue from our contracts as the related services are provided, as well as certain fees for using our technology-driven mobility solutions. Substantially all of our revenue comes from the following two sources:

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

Gross Profit

Gross profit equals our revenue less the cost of generating such revenue (“cost of services”). This is the key metric we use to examine our performance because it captures the underlying economic benefit to us of both lease and management type contracts.

General and Administrative Expenses

General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices and supervisory employees.

Depreciation and Amortization

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes, or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives, usually acquired through the acquisition of businesses, are amortized over their remaining estimated useful life.

Goodwill and other Intangible Assets, net

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, we evaluate goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicating the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, or significant negative industry or economic trends.

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

For both goodwill and intangible assets, future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability at existing locations and changes in the cost structure of existing facilities.

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

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability at existing locations and changes in the cost structure of existing facilities.

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

•	“Other” consists of ancillary revenue and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items.

In July 2020, we changed our internal reporting segment information reported to the CODM. Certain hospitality locations previously reported under Aviation are now included in Commercial. All prior year amounts have been reclassified to conform to our current reporting structure.

Analysis of Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months June 30, 2020

As a result of COVID-19, we have executed on a strategy to successfully convert certain lease type contracts to management type contracts or terminate certain lease type contracts, which should provide a higher gross profit over the contract term. In addition, for those locations that have remained leases, we have worked with landlords to either receive rent concessions or change lease terms to be more favorable to us. Expired business relates to contracts that have expired during the current period but we were operating the business in the comparative period presented. Conversions relate to contracts that were converted from lease type contracts to management type contracts after the prior year period.

Consolidated results for the three months ended June 30, 2021 and 2020, respectively, include the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Services revenue (1)	$141.2	$93.0	$48.2	51.8%
Cost of services (2)	94.7	89.7	5.0	5.6%
Lease impairment	—	16.7	(16.7)	(100.0)%
Gross profit	46.5	(13.4)	59.9	447.0%
General and administrative expenses	22.0	22.8	(0.8)	(3.5)%
Depreciation and amortization	6.2	7.9	(1.7)	(21.5)%
Impairment of intangible assets	—	3.7	(3.7)	(100.0)%
Operating income (loss)	18.3	(47.8)	66.1	138.3%
Income tax expense (benefit)	3.5	(13.4)	16.9	126.1%

(1)	Excludes Reimbursed management type contract revenue of $134.5 million and $110.4 million for the three months ended June 30, 2021 and 2020, respectively.
(2)	Excludes Reimbursed management type contract expense of $134.5 million and $110.4 million for the three months ended June 30, 2021 and 2020, respectively.

Services revenue increased by $48.2 million, or 51.8%, attributable to the following:

•

Services revenue for lease type contracts increased $20.7 million, or 68.5%, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the second quarter of 2020, which was significantly impacted by COVID-19, partially offset by lower cost concessions of $14.1 million related to service concessions, as well as conversions and expired business.

•

Services revenue for management type contracts increased $27.5 million, or 43.8%, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the second quarter of 2020, which was significantly impacted by COVID-19, as well as revenue from new business and conversions, partially offset by expired business.

Gross profit increased by $59.9 million, or 447.0%, attributable to the following:

•

Gross profit for lease type contracts increased $24.3 million, or 188.4%, and gross profit percentage increased to 22.4% for the three months ended June 30, 2021, compared to negative 42.7% for the three months ended June 30, 2020. Gross profit for lease type contracts increased due to an increase in transient revenue as noted above, a decrease in overall net operating costs and conversions, partially offset by lower cost concessions of $14.1 million related to service concessions and $2.8 million related to rent concessions.

•

Gross profit for management type contracts increased $18.9 million, or 116.7%, while gross profit percentage for management type contracts increased to 38.9% for the three months ended June 30, 2021, compared to 25.8% for the three months ended June 30, 2020. Gross profit for management type contracts increased primarily due to an increase in volume based management type contracts as noted above, new business and conversions.

•	We recognized $16.7 million of impairment charges related to operating lease ROU assets in the Commercial segment during the three months ended June 30, 2020.

General and administrative expenses decreased $0.8 million, or 3.5%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to lower restructuring and other integration related costs and cost reduction initiatives, partially offset by higher performance based compensation.

We recognized $3.7 million of impairment charges related to certain Proprietary know how intangible assets during the three months ended June 30, 2020 in the Aviation segment.

Our effective tax rate was 26.3% and 25.2% for the three months ended June 30, 2021 and 2020, respectively, due to higher earnings in our foreign jurisdictions during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

The following tables summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the three months ended June 30, 2021 and 2020.

Commercial segment: Services Revenue

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$48.7	$28.8	$19.9	69.1%
Management type contracts	53.7	41.7	12.0	28.8%
Total Commercial Revenue	$102.4	$70.5	$31.9	45.2%

Lease type contracts. Revenue increased $19.9 million, or 69.1%, to $48.7 million for the three months ended June 30, 2021, compared to $28.8 million for the three months ended June 30, 2020, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the second quarter of 2020, which was significantly impacted by COVID-19, cost concessions of $2.4 million related to service concessions and revenue from new business, partially offset by expired business and conversions.

Management type contracts. Revenue increased $12.0 million, or 28.8%, to $53.7 million for the three months ended June 30, 2021, compared to $41.7 million for the three months ended June 30, 2020, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the second quarter of 2020, which was significantly impacted by COVID-19, as well as revenue from new business and conversions, partially offset by expired business.

Commercial segment: Gross Profit

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$9.5	$(13.8)	$23.3	168.8%
Management type contracts	21.8	11.8	10.0	84.7%
Lease impairment	—	(16.7)	16.7	100.0%
Total Commercial Gross Profit	$31.3	$(18.7)	$50.0	267.4%

Lease type contracts. Gross profit increased $23.3 million, or 168.8%, to $9.5 million for the three months ended June 30, 2021, compared to a loss of $13.8 million for the three months ended June 30, 2020. Gross profit percentage increased to 19.5% for the three months ended June 30, 2021, compared to negative 47.9% for the three months ended June 30, 2020. Gross profit increased primarily due to increases in transient revenue as noted above, decreases in net operating costs and higher cost concessions of $2.4 million related to service concessions, partially offset by lower cost concessions of $2.8 million related to rent concessions and conversions.

Management type contracts. Gross profit increased $10.0 million, or 84.7%, to $21.8 million for the three months ended June 30, 2021, compared to $11.8 million for the three months ended June 30, 2020. Gross profit percentage increased to 40.6% for the three months ended June 30, 2021, compared to 28.3% for the three months ended June 30, 2020. Gross profit increased primarily due to an increase in volume based management type contracts as noted above, as well as new business and conversions, partially offset by expired business.

Aviation segment: Services Revenue

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$2.1	$1.3	$0.8	61.5%
Management type contracts	34.7	19.6	15.1	77.0%
Total Aviation Revenue	$36.8	$20.9	$15.9	76.1%

Lease type contracts. Revenue increased $0.8 million, or 61.5%, to $2.1 million for the three months ended June 30, 2021, compared to $1.3 million for the three months ended June 30, 2020, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the second quarter of 2020, which was significantly impacted by COVID-19, partially offset by lower cost concessions of $16.5 million related to service concessions and conversions.

Management type contracts. Revenue increased $15.1 million, or 77.0%, to $34.7 million for the three months ended June 30, 2021, compared to $19.6 million for the three months ended June 30, 2020, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the second quarter of 2020, which was significantly impacted by COVID-19, revenue from new business and conversions, partially offset by expired business.

Aviation segment: Gross Profit

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$0.9	$(0.3)	$1.2	400.0%
Management type contracts	9.0	2.2	6.8	309.1%
Total Aviation Gross Profit	$9.9	$1.9	$8.0	421.1%

Lease type contracts. Gross profit increased $1.2 million, or 400.0%, to $0.9 million for the three months ended June 30, 2021, compared to a loss of $0.3 million for the three months ended June 30, 2020. Gross profit percentage increased to 42.9% for the three months ended June 30, 2021, compared to negative 23.1% for the three months ended June 30, 2020. Gross profit increased primarily due to an increase in transient revenue as noted above, conversions and a decrease in overall net operating costs, partially offset by lower cost concessions of $16.5 million related to service concessions.

Management type contracts. Gross profit increased $6.8 million, or 309.1%, to $9.0 million for the three months ended June 30, 2021, compared to $2.2 million for the three months ended June 30, 2020. Gross profit percentage increased to 25.9% for the three months ended June 30, 2021, compared to 11.2% for the three months ended June 30, 2020. Gross profit increased primarily due to increases in volume based management type contracts as noted above, a decrease in overall net operating costs, conversions and new business, partially offset by expired business.

“Other” segment

“Other” consists of ancillary revenue and costs and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items. Total service revenue in “Other” increased by $0.4 million, or 25.0%, to $2.0 million for the three months ended June 30, 2021, compared to $1.6 million for the three months ended June 30, 2020. Gross profit for “Other” increased $1.9 million, or 55.9%, to $5.3 million for the three months ended June 30, 2021, compared to $3.4 million for the three months ended June 30, 2020, primarily due to higher insurance reserve adjustments.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Consolidated results for the six months ended June 30, 2021 and 2020, respectively, include the following notable items:

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Services revenue (1)	$269.9	$311.8	$(41.9)	(13.4)%
Cost of services (2)	185.0	261.2	(76.2)	(29.2)%
Lease impairment	0.1	94.2	(94.1)	(99.9)%
Gross profit	84.8	(43.6)	128.4	294.5%
General and administrative expenses	43.0	43.5	(0.5)	(1.1)%
Depreciation and amortization	12.5	15.4	(2.9)	(18.8)%
Impairment of intangible assets	—	3.7	(3.7)	(100.0)%
Operating income (loss)	29.3	(106.2)	135.5	127.6%
Income tax expense (benefit)	4.9	(30.2)	35.1	116.2%

(1)	Excludes Reimbursed management type contract revenue of $252.5 million and $301.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	Excludes Reimbursed management type contract expense of $252.5 million and $301.3 million for the six months ended June 30, 2021 and 2020, respectively.

Services revenue decreased by $41.9 million, or 13.4%, attributable to the following:

•

Services revenue for lease type contracts decreased $18.3 million, or 16.4%, primarily due to a decrease in transient revenue as a result of COVID-19, lower cost concessions of $0.7 million related to service concessions and conversions, partially offset by revenue from new business.

•

Services revenue for management type contracts decreased $23.6 million, or 11.8%, primarily due to a decrease in volume based management type contracts as a result of COVID-19, partially offset by revenue from new business and conversions.

Gross profit increased by $128.4 million, or 294.5%, attributable to the following:

•

Gross profit for lease type contracts increased $30.2 million, or 264.9%, and gross profit percentage increased to 20.1% for the six months ended June 30, 2021, compared to negative 10.2% for the six months ended June 30, 2020. Gross profit for lease type contracts increased primarily due to a decrease in overall net operating costs, conversions and higher cost concessions of $2.2 million related to rent concessions, partially offset by decreases in transient revenue as a result of COVID-19 and lower cost concessions of $0.7 million related to service concessions.

•

Gross profit for management type contracts increased $4.1 million, or 6.6%, while gross profit percentage for management type contracts increased to 37.5% for the six months ended June 30, 2021, compared to 31.0% for the six months ended June 30, 2020. Gross profit for management type contracts increased primarily due to a decrease in overall net operating costs and conversions, partially offset by a decrease in volume based management type contracts as a result of COVID-19.

•

We recognized $0.1 million of impairment charges related to an abandoned office lease in the Aviation segment during the six months ended June 30, 2021. We recognized $94.2 million of impairment charges related to operating lease ROU assets in the Commercial segment during the six months ended June 30, 2020.

General and administrative expenses decreased 0.5 million, or 1.1%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to lower restructuring and other integration related costs and cost reduction initiatives, partially offset by higher performance based compensation.

We recognized $3.7 million of impairment charges related to certain Proprietary know how intangible assets during the six months ended June 30, 2020 in the Aviation segment.

Our effective tax rate was 26.3% and 26.1% for the six months ended June 30, 2021 and 2020, respectively.

The following tables summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the six months ended June 30, 2021 and 2020.

Commercial segment: Services Revenue

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$90.0	$105.1	$(15.1)	(14.4)%
Management type contracts	108.7	116.2	(7.5)	(6.5)%
Total Commercial Revenue	$198.7	$221.3	$(22.6)	(10.2)%

Lease type contracts. Revenue decreased $15.1 million, or 14.4%, to $90.0 million for the six months ended June 30, 2021, compared to $105.1 million for the six months ended June 30, 2020, primarily due to a decrease in transient revenue as a result of COVID-19 and conversions, partially offset by the recognition of certain cost concessions of $12.2 million related to service concessions.

Management type contracts. Revenue decreased $7.5 million, or 6.5%, to $108.7 million for the six months ended June 30, 2021, compared to $116.2 million for the six months ended June 30, 2020, primarily due to a decrease in volume based management type contracts as a result of COVID-19, partially offset by conversions.

Commercial segment: Gross Profit

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$15.7	$(14.7)	$30.4	206.8%
Management type contracts	42.7	37.5	5.2	13.9%
Lease impairment	—	(94.2)	94.2	100.0%
Total Commercial Gross Profit	$58.4	$(71.4)	$129.8	181.8%

Lease type contracts. Gross profit increased $30.4 million, or 206.8%, to $15.7 million for the six months ended June 30, 2021, compared to a loss of $14.7 million for the six months ended June 30, 2020. Gross profit percentage increased to 17.4% for the six months ended June 30, 2021, compared to negative 14.0% for the six months ended June 30, 2020. Gross profit increased primarily due to the recognition of certain cost concessions of $12.2 million related to service concessions, as well as decreases in variable rent and overall net operating costs, higher cost concessions related to rent concessions of $2.2 million and conversions, partially offset by decreases in transient revenue due to COVID-19.

Management type contracts. Gross profit increased $5.2 million, or 13.9%, to $42.7 million for the six months ended June 30, 2021, compared to $37.5 million for the six months ended June 30, 2020. Gross profit percentage increased to 39.3% for the six months ended June 30, 2021, compared to 32.3% for the six months ended June 30, 2020. Gross profit increased primarily due to a decrease in overall net operating costs, as well as new business and conversions, partially offset by a decrease in volume based management type contracts as a result of COVID-19.

Aviation segment: Services Revenue

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$3.4	$6.5	$(3.1)	(47.7)%
Management type contracts	64.1	79.8	(15.7)	(19.7)%
Total Aviation Revenue	$67.5	$86.3	$(18.8)	(21.8)%

Lease type contracts. Revenue decreased $3.1 million, or 47.7%, to $3.4 million for the six months ended June 30, 2021, compared to $6.5 million for the six months ended June 30, 2020, primarily due to a decrease in transient revenue as a result of COVID-19 and conversions, partially offset by the recognition of certain cost concessions of $18.3 million related to service concessions during the six months ended June 30, 2020, as compared to $5.4 million during the six months ended June 30, 2021.

Management type contracts. Revenue decreased $15.7 million, or 19.7%, to $64.1 million for the six months ended June 30, 2021, compared to $79.8 million for the six months ended June 30, 2020, primarily due to a decrease in volume based management type contracts as a result of COVID-19, partially offset by revenue from new business and conversions.

Aviation segment: Gross Profit

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2021	June 30, 2020	Amount	%
Lease type contracts	$1.3	$—	$1.3	100.0%
Management type contracts	15.8	16.5	(0.7)	(4.2)%
Lease impairment	(0.1)	—	(0.1)	(100.0)%
Total Aviation Gross Profit	$17.0	$16.5	$0.5	3.0%

Lease type contracts. Gross profit increased $1.3 million, or 100.0%, for the six months ended June 30, 2021, compared to no gross profit for the six months ended June 30, 2020. Gross profit percentage increased to 38.2% for the six months ended June 30, 2021, compared to no gross profit percentage for lease type contracts for the six months ended June 30, 2020. Gross profit increased primarily due to a decrease in compensation, benefits and overall net operating costs and conversions, partially offset by decreases in transient revenue as a result of COVID-19 and higher cost concessions of $18.3 million during the six months ended June 30, 2020 as compared to $5.4 million during the six months ended June 30, 2021.

Management type contracts. Gross profit decreased $0.7 million, or 4.2%, to $15.8 million for the six months ended June 30, 2021, compared to $16.5 million for the six months ended June 30, 2020. Gross profit percentage increased to 24.6% for the six months ended June 30, 2021, compared to 20.7% for the six months ended June 30, 2020. Gross profit decreased primarily due to decreases in volume based management type contracts as a result of COVID-19, partially offset by a decrease in compensation, benefits and overall net operating costs and conversions.

“Other” segment

“Other” consists of ancillary revenue and costs and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items. Total service revenue in “Other” decreased by $0.5 million, or 11.9%, to $3.7 million for the six months ended June 30, 2021, compared to $4.2 million for the six months ended June 30, 2020. Gross profit for “Other” decreased $1.9 million, or 16.8%, to $9.4 million for the six months ended June 30, 2021, compared to $11.3 million for the six months ended June 30, 2020, primarily due to the decrease of insurance reserves during the six months ended June 30, 2020 as a result of the reduction in the workforce due to COVID-19, partially offset by lower legal expenses during the six months ended June 30, 2021.

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

As of June 30, 2021, we had $15.8 million of cash and cash equivalents and $148.0 million of borrowing availability under our Senior Credit Facility, of which $40.0 million was our Minimum Liquidity requirement, as described in the Amended Credit Agreement. COVID-19 and the resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of the COVID-19 outbreak. In order to lessen the impacts from COVID-19, we have taken actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures and suspending repurchases of our common stock. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On June 30, 2021, we had total indebtedness of approximately $348.0 million, a decrease of $14.1 million from December 31, 2020. The $348.0 million in total indebtedness as of June 30, 2021 includes:

•	$320.9 million under our Senior Credit Facility (as defined below); and
•	$27.1 million of other debt including finance lease obligations.

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

Also pursuant to the Fourth Amendment, (a) we are subject to a Minimum Liquidity test (as described in the Amended Credit Agreement) that required us to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, and (b) we are subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, we must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Prior to the Fourth Amendment Effective Date, we were required to maintain a maximum consolidated total debt to EBITDA ratio of between 5.50:1.0 and 3.50:1.0 (with such ratio being waived for the fiscal quarter ended June 30, 2020 and with certain step-ups and step-downs described in, and as calculated in accordance with, the Credit Agreement). In addition, we were required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups and step-downs described in the Credit Agreement). Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio was waived for each of the quarters ending March 31, 2021 and June 30, 2021. Starting with the quarter ending September 30, 2021, we will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of June 30, 2021, we were required to maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups and step-downs described in the Amended Credit Agreement).

During the six months ended June 30, 2021, we incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 1.875% of the initial aggregate principal amount of such term loan.

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

As of June 30, 2021, we had $49.0 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility were $323.5 million (excluding debt discount of $0.7 million and deferred financing costs of $1.9 million).  As of June 30, 2021, we were in compliance with the covenants under the Amended Credit Agreement, and we had $148.0 million of borrowing availability under the Senior Credit Facility, of which $40.0 million was our Minimum Liquidity requirement, as described in the Amended Credit Agreement.

Stock Repurchases

On March 10, 2020, we suspended stock repurchases in order to help improve liquidity in response to the impacts of COVID-19.

In July 2019, our Board of Directors (the “Board”) authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, we have repurchased 393,975 shares of common stock at an average price of $38.78 during the three and six months ended June 30, 2020.

In March 2020, the Board authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate.  We have yet to repurchase shares under this program.

Since commencement, under all three programs, we have repurchased 2,034,742 shares of common stock through June 30, 2021. The remaining authorized repurchase amounts in aggregate under the July 2019 and March 2020 repurchase programs as of June 30, 2021 was as follows:

(millions)	June 30, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

Daily Cash Collections

As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease type contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management type contracts, clients may require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients may require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. In addition, our clients may require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows for the six months ended June 30, 2021 and 2020, respectively, were as follows:

	Six Months Ended
(millions)	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$23.3	$26.0
Net cash used in investing activities	(5.2)	(8.6)
Net cash used in financing activities	(16.3)	(23.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)
Net increase (decrease) in cash and cash equivalents	$1.9	$(6.0)

Operating Activities

Net cash provided by operating activities was $23.3 million for the six months ended June 30, 2021 as compared to $26.0 million during the six months ended June 30, 2020. The decrease in net cash provided by operating activities primarily resulted from our significant efforts during March 2020 to control working capital to prepare for the uncertainty of COVID-19 and higher interest payments, partially offset by higher operating income, net of non-cash related items, due to improving business conditions.

Investing Activities

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2021, a decrease of $3.4 million from $8.6 million during the six months ended June 30, 2020.  Cash used to purchase leasehold improvements and equipment was $4.5 million during the six months ended June 30, 2021 as compared to $8.0 million during the six months ended June 30, 2020, reflecting our investment in technology initiatives during the six months ended June 30, 2020.

Financing Activities

Net cash used in financing activities was $16.3 million for the six months ended June 30, 2021, as compared to $23.1 million during the six months ended June 30, 2020. The decrease in net cash used in investing activities was primarily due to the repurchases of common stock during the six months ended June 30, 2020 that were suspended on March 10, 2020, partially offset by higher payments on debt during the six months ended June 30, 2021.

Cash and Cash Equivalents

We had Cash and cash equivalents of $15.8 million and $13.9 million at June 30, 2021 and December 31, 2020, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

10.1+	SP Plus Corporate Long-Term Incentive Plan, as Amended and Restated, adopted as of March 4, 2021	S-8	10.1	May 14, 2021

31.1*	Section 302 Certification dated July 30, 2021 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated July 30, 2021 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2021.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

+ Management contract or compensation plan, contract or agreement

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: July 30, 2021	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)