Form 10-Q
period 2021-09-30
SP Plus Corp
filed 2021-10-28
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2021
Common Stock, $0.001 par value per share	23,222,864	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share data)	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$17.9	$13.9
Accounts and notes receivable, net	121.3	111.2
Prepaid expenses and other current assets	36.9	26.8
Total current assets	176.1	151.9
Leasehold improvements, equipment and construction in progress, net	49.0	53.3
Right-of-use assets	191.9	235.1
Goodwill	526.6	526.6
Other intangible assets, net	56.6	63.1
Deferred taxes	51.8	63.8
Other noncurrent assets, net	46.2	43.9
Total noncurrent assets	922.1	985.8
Total assets	$1,098.2	$1,137.7
Liabilities and stockholders’ equity
Accounts payable	$109.9	$97.8
Accrued and other current liabilities	100.0	112.7
Short-term lease liabilities	73.9	82.1
Current portion of long-term borrowings	25.8	25.0
Total current liabilities	309.6	317.6
Long-term borrowings, excluding current portion	320.7	337.1
Long-term lease liabilities	193.9	243.4
Other noncurrent liabilities	62.7	58.2
Total noncurrent liabilities	577.3	638.7
Total liabilities	$886.9	$956.3
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 25,257,606 and 23,222,864 shares issued and outstanding as of September 30, 2021, respectively, and 25,123,128 and 23,088,386 shares issued and outstanding as of December 31, 2020, respectively	—	—
Treasury stock, at cost; 2,034,742 shares as of September 30, 2021 and December 31, 2020	(70.6)	(70.6)
Additional paid-in capital	265.9	261.4
Accumulated other comprehensive loss	(3.2)	(4.4)
Retained earnings (accumulated deficit)	19.5	(3.3)
Total SP Plus Corporation stockholders’ equity	211.6	183.1
Noncontrolling interest	(0.3)	(1.7)
Total stockholders’ equity	211.3	181.4
Total liabilities and stockholders’ equity	$1,098.2	$1,137.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income (Loss)

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Services revenue
Lease type contracts	$59.7	$38.5	$153.3	$150.4
Management type contracts	101.9	79.7	278.2	279.6
	161.6	118.2	431.5	430.0
Reimbursed management type contract revenue	150.0	110.9	402.5	412.2
Total services revenue	311.6	229.1	834.0	842.2
Cost of services
Lease type contracts	48.0	34.4	122.8	157.7
Management type contracts	64.1	41.5	174.3	179.4
Lease impairment	3.5	0.3	3.6	94.5
	115.6	76.2	300.7	431.6
Reimbursed management type contract expense	150.0	110.9	402.5	412.2
Total cost of services	265.6	187.1	703.2	843.8
Gross profit
Lease type contracts	11.7	4.1	30.5	(7.3)
Management type contracts	37.8	38.2	103.9	100.2
Lease impairment	(3.5)	(0.3)	(3.6)	(94.5)
Total gross profit	46.0	42.0	130.8	(1.6)
General and administrative expenses	21.1	18.4	64.1	61.9
Depreciation and amortization	6.0	8.2	18.5	23.6
Impairment of goodwill and intangible assets	—	131.6	—	135.3
Operating income (loss)	18.9	(116.2)	48.2	(222.4)
Other expense (income)
Interest expense	5.2	5.7	16.1	15.4
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Other income	—	—	—	(0.1)
Total other expenses	5.1	5.6	15.8	15.0
Earnings (loss) before income taxes	13.8	(121.8)	32.4	(237.4)
Income tax expense (benefit)	1.6	(33.5)	6.5	(63.7)
Net income (loss)	12.2	(88.3)	25.9	(173.7)
Less: Net income (loss) attributable to noncontrolling interest	0.7	(0.2)	3.1	(0.4)
Net income (loss) attributable to SP Plus Corporation	$11.5	$(88.1)	$22.8	$(173.3)
Common stock data
Net income (loss) per common share
Basic	$0.54	$(4.19)	$1.08	$(8.23)
Diluted	$0.54	$(4.19)	$1.07	$(8.23)
Weighted average shares outstanding
Basic	21,184,583	21,047,076	21,158,667	21,057,080
Diluted	21,400,386	21,047,076	21,365,282	21,057,080

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$12.2	$(88.3)	$25.9	$(173.7)
Change in fair value of interest rate collars	0.4	0.4	1.2	(2.2)
Foreign currency translation loss	(0.1)	—	—	(0.3)
Comprehensive income (loss)	12.5	(87.9)	27.1	(176.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.7	(0.2)	3.1	(0.4)
Comprehensive income (loss) attributable to SP Plus Corporation	$11.8	$(87.7)	$24.0	$(175.8)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Nine months ended September 30, 2021 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	2.3	—	1.6	3.9
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	35,902	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.9	—	—	—	—	0.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2021	23,205,424	$—	$262.3	$(4.0)	$(1.0)	$(70.6)	$(0.5)	$186.2
Net income	—	—	—	—	9.0	—	0.8	9.8
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of stock grants	13,420	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	1.6	—	—	—	—	1.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2021	23,218,844	$—	$264.4	$(3.5)	$8.0	$(70.6)	$(0.5)	$197.8
Net income	—	—	—	—	11.5	—	0.7	12.2
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted share units	4,020	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.5	—	—	—	—	1.5
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2021	23,222,864	$—	$265.9	$(3.2)	$19.5	$(70.6)	$(0.3)	$211.3

Nine months ended September 30, 2020 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net (loss) income	—	—	—	—	(46.1)	—	0.5	(45.6)
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Change in fair value of interest rate collars	—	—	—	(2.8)	—	—	—	(2.8)
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(2.9)	—	—	—	—	(2.9)
Repurchases of common stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	22,997,061	$—	$259.7	$(5.7)	$123.4	$(70.6)	$(0.2)	$306.6
Net loss	—	—	—	—	(39.1)	—	(0.7)	(39.8)
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Change in fair value of interest rate collars	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	25,066	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	0.4	—	—	—	—	0.4
Noncontrolling interest buyout	—	—	(1.7)	—	—	—	—	(1.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	23,022,127	$—	$258.9	$(5.6)	$84.3	$(70.6)	$(1.3)	$265.7
Net loss	—	—	—	—	(88.1)	—	(0.2)	(88.3)
Change in fair value of interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted share units	64,665	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	(0.2)	—	—	—	—	(0.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2020	23,086,792	$—	$258.7	$(5.2)	$(3.8)	$(70.6)	$(1.7)	$177.4

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2021	September 30, 2020
Operating activities
Net income (loss)	$25.9	$(173.7)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment	3.6	231.1
Depreciation and amortization	18.5	23.0
Non-cash stock-based compensation	4.5	(2.2)
Provisions for credit losses on accounts receivable	0.5	6.0
Deferred income taxes	11.5	(64.3)
Other	3.4	2.3
Changes in operating assets and liabilities
Accounts and notes receivable	(10.6)	52.7
Prepaid and other current assets	(10.1)	10.0
Accounts payable	12.1	(14.1)
Accrued liabilities and other	(29.2)	(42.9)
Net cash provided by operating activities	30.1	27.9
Investing activities
Purchases of leasehold improvements and equipment	(6.8)	(5.8)
Cost of contracts	(1.0)	(2.3)
Proceeds from sale of other investments and equipment	0.4	0.8
Noncontrolling interest buyout	—	(1.7)
Net cash used in investing activities	(7.4)	(9.0)
Financing activities
Proceeds from credit facility revolver	297.2	404.2
Payments on credit facility revolver	(295.9)	(401.5)
Payments on credit facility term loan	(11.2)	(8.4)
Payments of debt issuance costs	(1.3)	—
Payments on other long-term borrowings	(5.8)	(5.0)
Distributions to noncontrolling interest	(1.7)	(1.1)
Repurchases of common stock	—	(15.3)
Net cash used in financing activities	(18.7)	(27.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Increase (decrease) in cash and cash equivalents	4.0	(8.5)
Cash and cash equivalents at beginning of year	13.9	24.1
Cash and cash equivalents at end of period	$17.9	$15.6
Supplemental disclosures
Cash paid during the period for
Interest	$14.4	$13.7
Income taxes	$0.6	$0.8

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2021. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 22, 2021 with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.5 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 26 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Other noncurrent assets, net within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income (Loss). The equity earnings in these related investments were $0.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and were $0.9 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of advances and deposits and cost of contracts, net, as of September 30, 2021 and December 31, 2020.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of accrued rent, compensation, payroll withholdings, property, payroll and other taxes, insurance and other accrued expenses as of September 30, 2021 and December 31, 2020.

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

Due to the impacts of the COVID-19 pandemic (“COVID-19”) on the Company’s operations, revenues for certain markets in which the Company operates decreased significantly during 2020 as compared to expectations as of the October 1, 2019 annual impairment test. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company’s expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis for the Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, the Company determined that estimated carrying values exceeded implied fair value for the Aviation reporting unit and goodwill was impaired. As a result, the Company recorded impairment charges during the three and nine months ended September 30, 2020. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.

Other Intangible Assets, net

Other intangible assets represent assets with finite lives that are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

As a result of the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment testing triggers had occurred related to the Company’s Proprietary know how intangible assets within the Aviation segment as of June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain Proprietary know how intangible assets and therefore, as of June 30, 2020, certain Proprietary know how intangible assets were impaired.

Additionally, as a result of the termination of certain contracts within the Aviation reporting unit during August 2020 and the ongoing impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment testing triggers had occurred related to the Company’s customer relationships and trade names and trademarks intangible assets. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of August 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain customer relationships and trade names and trademarks intangible assets and therefore, as of August 31, 2020, certain customer relationships and trade names and trademarks intangible assets were impaired.

The impairments recognized were measured by the amount by which the carrying value of the intangible assets exceeded their fair value. See Note 6. Other Intangible Assets, net in the notes to the Condensed Consolidated Financial Statements for further discussion.

For both goodwill and intangible assets, future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

Long-Lived Assets

The Company evaluates long-lived assets with definite-lives, including right-of-use ("ROU") assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of an asset or long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

During the three months ended September 30, 2021, the Company’s management determined certain impairment testing triggers had occurred for ROU assets associated with certain asset groups. Accordingly, the Company analyzed undiscounted cash flows for ROU assets associated with certain asset groups as of September 30, 2021. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for certain ROU assets associated with certain asset groups and therefore during the three and nine months ended September 30, 2021, certain ROU assets associated with certain asset groups were impaired. The impairment recognized is measured by the amount by which the carrying values of the ROU assets associated with each asset group exceeds its fair value. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

Additionally, the Company’s management determined certain impairment testing triggers had occurred for ROU assets associated with certain asset groups during the nine months ended September 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for ROU assets associated with certain asset groups during the nine months ended September 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for ROU assets associated with certain asset groups and therefore during the nine months ended September 30, 2020, ROU assets associated with certain asset groups were impaired. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Income Taxes

The Company’s effective tax rate was 11.6% and 20.1% for the three and nine months ended September 30, 2021, respectively, and 27.5% and 26.8% for the three and nine months ended September 30, 2020, respectively. The decrease in the effective tax rate is primarily due to the finalization of the Company’s 2020 federal income tax return during the three months ended September 30, 2021, which resulted in a $2.0 million additional benefit related to the ability to carryback the Company’s 2020 federal Net Operating Loss to previous tax years that had a higher tax rate.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the nine months ended September 30, 2021, the Company adopted the following Accounting Standards Updates (“ASUs”) with no material impact on the Condensed Consolidated Financial Statements:

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

As discussed in Note 1. Significant Accounting Policies and Practices, the Company tests ROU assets when impairment indicators are present. During the nine months ended September 30, 2021, the Company determined certain impairment testing triggers had occurred for ROU assets associated with certain asset groups. Therefore, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets as of March 31, 2021 and September 30, 2021. Based on the undiscounted cash flow analysis of March 31, 2021 and September 30, 2021, the Company determined these certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair values for these asset groups were determined. The fair values of the ROU assets measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to net carrying values, and as a result, certain ROU assets held and used with carrying amounts of $5.6 million were determined to have a fair value of $2.0 million, resulting in impairment charges of $3.5 million and $0.1 million in the Commercial segment and Aviation segments, respectively. The impairment charges of $3.5 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, were included within Lease Impairment in the Condensed Consolidated Statements of Income (Loss).

Due to the impact of COVID-19 on the Company's operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups during the nine months ended September 30, 2020. Accordingly, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets during the nine months ended September 30, 2020. Based on the undiscounted cash flow analysis as of March 31, 2020, June 30, 2020, and September 30, 2020, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The estimated fair values were compared to net carrying values, and as a result, ROU assets held and used with a carrying amount of $271.0 million were determined to have a fair value of $175.2 million, resulting in impairment charges of $95.8 million in the Commercial segment. The impairment charges of $0.3 million and $94.5 million for the three and nine months ended September 30, 2020, respectively, were included within Lease impairment in the Condensed Consolidated Statements of Income (Loss). Impairment charges included within General and administrative expenses in the Condensed Consolidated Statements of Income for a certain abandoned operating lease during the three and nine months ended September 30, 2020 amounted to $1.3 million.

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

As a result of COVID-19, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $3.1 million and $14.2 million related to rent concessions as a reduction to cost of services during the three and nine months ended September 30, 2021, respectively. The Company recorded $9.2 million and $18.1 related to rent concessions as a reduction to cost of services during the three and nine months ended September 30, 2020, respectively.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification on the Condensed Consolidated Balance Sheet as of September 30, 2021 (unaudited) and December 31, 2020 were as follows:

(millions)	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Right-of-use assets	$191.9	$235.1
Finance	Leasehold improvements, equipment and construction in progress, net	24.6	28.8
Total leased assets		$216.5	$263.9
Liabilities
Current
Operating	Short-term lease liabilities	$73.9	$82.1
Finance	Current portion of long-term borrowings	6.9	7.8
Noncurrent
Operating	Long-term lease liabilities	193.9	243.4
Finance	Long-term borrowings, excluding current portion	15.6	20.5
Total lease liabilities		$290.3	$353.8

The components of lease cost and classification in the Condensed Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited) were as follows:

		Three Months Ended		Nine Months Ended
(millions)	Classification	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost (a)(b)	Cost of services - lease type contracts	$17.0	$6.3	$44.3	$67.1
Short-term lease (a)	Cost of services - lease type contracts	4.3	4.7	13.2	18.9
Variable lease	Cost of services - lease type contracts	11.2	5.0	23.2	14.7
Operating lease cost		32.5	16.0	80.7	100.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.3	1.3	4.3	2.8
Interest on lease liabilities	Interest expense	0.2	0.3	0.8	0.8
Lease impairment	Lease impairment	3.5	0.3	3.6	94.5
Lease impairment	General and administrative expenses	—	1.3	—	1.3
Net lease cost		$37.5	$19.2	$89.4	$200.1

(a)

Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $1.1 million and $3.1 million for the three and nine months ended September 30, 2021, respectively, compared to $1.4 million and $4.4 million for the three and nine months ended September 30, 2020 respectively.

(b)

Includes rent concessions amounting to $3.1 and $14.2 million for the three and nine months ended September 30, 2021 respectively, compared to $9.2 million and $18.1 for the three and nine months ended September 30, 2020, respectively.

Sublease income was $0.4 million during the three months ended September 30, 2021 and 2020, and $1.1 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively.

The Company has not entered into operating lease arrangements as of September 30, 2021 that commence in future periods.

Maturities of lease liabilities, lease term, and discount rate information as of September 30, 2021 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2021	$22.3	$2.0	$24.3
2022	80.2	7.5	87.7
2023	60.2	5.4	65.6
2024	43.1	3.5	46.6
2025	30.7	1.7	32.4
After 2025	69.9	5.0	74.9
Total lease payments	306.4	25.1	331.5
Less: Imputed interest	38.6	2.6	41.2
Present value of lease liabilities	$267.8	$22.5	$290.3
Weighted-average remaining lease term (years)	5.3	4.8
Weighted-average discount rate	5.0%	4.3%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 (unaudited) was as follows:

	Nine Months Ended
(millions)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$71.6	$97.4
Operating cash outflows related to interest on finance leases	0.8	0.8
Financing cash outflows related to finance leases	6.0	3.3
Leased assets obtained in exchange for new operating liabilities	6.9	13.1
Leased assets obtained in exchange for new finance lease liabilities	0.4	14.1

3. Restructuring and Other Costs

The Company has incurred certain restructuring and other costs that were expensed as incurred, which include:

•

Restructuring costs primarily includes severance and relocation costs related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives (included within Cost of services and General and administrative expenses within the Condensed Consolidated Statements of Income (Loss)); and

•

Other costs primarily include legal and other miscellaneous expenses related to pre-acquisition matters (included within Cost of services and General and administrative expenses within the Consolidated Statements of Income (Loss)).

Restructuring and other costs for the three and nine months ended September 30, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of services - lease type contracts	$—	$0.1	$0.2	$0.5
Cost of services - management type contracts	0.1	—	1.6	0.6
General and administrative expenses	0.2	1.6	1.0	5.8

The accrual for restructuring and other costs of $1.0 million and $1.2 million is included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, respectively.

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

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. The Company recorded $4.3 million and $21.9 million related to cost concessions during the three and nine months ended September 30, 2021, respectively. The Company recorded $6.9 million and $25.2 million related to cost concessions during the three and nine months ended September 30, 2020, respectively.

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or client, and is the unit of account under Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation that is not separately identifiable from other promises in the contract and therefore not distinct, comprising the promise to provide an integrated bundle of monthly services or parking services for transient or monthly parkers.

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

On September 30, 2021, the Company had $150.7 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2021	$17.4
2022	49.5
2023	34.7
2024	20.4
2025	10.1
2026 and thereafter	18.6
Total	$150.7

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. There were no impairment charges recorded on contract assets and contract liabilities during the three and nine months ended September 30, 2021 and 2020.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of September 30, 2021 (unaudited) and December 31, 2020:

(millions)	September 30, 2021	December 31, 2020
Accounts receivable	$115.0	$102.7
Contract asset	6.3	8.6
Contract liability	(12.5)	(12.5)

Changes in contract assets which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the nine months ended September 30, 2021 and 2020 (unaudited):

	Nine Months Ended
(millions)	September 30, 2021	September 30, 2020
Balance, beginning of period	$8.6	$11.0
Additional contract assets	6.3	6.3
Reclassification to accounts receivable	(8.6)	(11.0)
Balance, end of period	$6.3	$6.3

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the nine months ended September 30, 2021 and 2020 (unaudited):

	Nine Months Ended
(millions)	September 30, 2021	September 30, 2020
Balance, beginning of period	$(12.5)	$(19.4)
Additional contract liabilities	(12.5)	(8.7)
Recognition of revenue from contract liabilities	12.5	19.4
Balance, end of period	$(12.5)	$(8.7)

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

Cost of contracts expense related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue.  Cost of contracts expense for the three and nine months ended September 30, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of contracts expense	$0.3	$0.2	$0.8	$0.6

As of September 30, 2021 (unaudited) and December 31, 2020, cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets within Other noncurrent assets was $4.2 million and $4.8 million, respectively. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020, respectively.

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

6. Other Intangible Assets, net

The components of other intangible assets, net, at September 30, 2021 (unaudited) and December 31, 2020 were as follows:

		September 30, 2021			December 31, 2020
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	1.8	$2.9	$(2.1)	$0.8	$2.9	$(1.3)	$1.6
Trade names and trademarks	2.2	0.9	(0.4)	0.5	0.9	(0.2)	0.7
Proprietary know how	2.9	3.8	(1.1)	2.7	3.8	(0.4)	3.4
Management contract rights	7.4	81.0	(46.4)	34.6	81.0	(42.6)	38.4
Customer relationships	12.2	21.5	(3.5)	18.0	21.5	(2.5)	19.0
Other intangible assets, net	8.6	$110.1	$(53.5)	$56.6	$110.1	$(47.0)	$63.1

Amortization expense related to intangible assets for the three and nine months ended September 30, 2021 and 2020, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization expense	$2.2	$3.3	$6.5	$11.1

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment testing triggers had occurred for Proprietary know how intangible assets as of June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020 and determined the carrying value for the Proprietary know how intangible assets was higher than their projected undiscounted cash flows. As a result, the Company recorded $3.7 million of impairment charges within the Aviation segment during the nine months ended September 30, 2020, which was recognized in Impairment of goodwill and intangible assets in the Condensed Consolidated Statements of Income (Loss).

Additionally, due to the termination of certain contracts within the Aviation segment during August 2020 and the impact of COVID-19 on the Company’s expected future operating cash flows, the Company analyzed undiscounted cash flows for customer relationships and trade names and trademarks as of August 31, 2020 and determined the carrying values for certain customer relationships and trade names and trademarks were higher than their projected undiscounted cash flows. As a result, the Company recorded $72.1 million of impairment charges within the Aviation segment during the three and nine months ended September 30, 2020, which were recognized in Impairment of goodwill and intangible assets in the Condensed Consolidated Statements of Income (Loss).

No impairment charges were recorded during the three and nine months ended September 30, 2021.

The fair values of the intangible assets were classified as Level 3 in the fair value hierarchy. Additional information on the impairment analysis and the impairment charge recognized during the three and nine months ended September 30, 2020 is provided below:

	Three Months Ended	Nine Months Ended
(millions) (unaudited)	September 30, 2020	September 30, 2020
Customer relationships (1)	$69.2	$69.2
Trade names and trademarks (1)	2.9	2.9
Proprietary know how (2)	—	3.7
Total impairment of intangible assets	$72.1	$75.8

(1)

In connection with the analysis performed on August 31, 2020, customer relationships were valued using the multi-period earnings method and determined to have a carrying value of $73.8 million and a fair value of $4.6 million, while trade names and trademarks were valued using the royalty savings approach and determined to have a carrying value of $ 3.4 million and a fair value of $0.5 million, respectively.

(2)

In connection with the analysis performed on June 30, 2020, Proprietary know how were valued using the multi-period excess earnings method and determined to have a carrying value of $7.6 million and a fair value of $3.9 million, respectively.

7. Goodwill

There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2021 (unaudited). The balances for each segment were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of September 30, 2021 and December 31, 2020
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impacts of COVID-19, revenues for certain markets in which the Company operates dropped significantly during 2020 as compared to expectations as of the October 1, 2019 annual impairment test. The Company did not know how long COVID-19 and its effects would continue to impact results of the Company. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company’s expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis as of August 31, 2020 for the Aviation reporting unit. Accordingly, the Company determined the carrying value for the Aviation reporting unit was higher than its implied fair value. The implied fair value was determined based on cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors. As a result, the Company recorded $59.5 million of impairment charges during the three and nine months ended September 30, 2020, which were recognized in Impairment of goodwill and intangible assets in the Condensed Consolidated Statements of Income (Loss). The fair value of goodwill was classified as Level 3 in the fair value hierarchy.

No impairment charges were recorded during the three and nine months ended September 30, 2021.

8. Borrowing Arrangements

Long-term borrowings as of September 30, 2021 (unaudited) and December 31, 2020, in order of preference, were as follows:

	Amount Outstanding
(millions)	September 30, 2021	December 31, 2020
Senior Credit Facility, net of original discount on borrowings(1)	$322.6	$332.3
Other borrowings	25.6	31.5
Deferred financing costs	(1.7)	(1.7)
Total obligations	346.5	362.1
Less: Current portion of long-term borrowings	25.8	25.0
Total long-term borrowings, excluding current portion	$320.7	$337.1
(1)	Includes discount on borrowings of $0.6 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.

Senior Secured Credit Facility (“Senior Credit Facility”)

On February 16, 2021 (the “Fourth Amendment Effective Date”), the Company entered into the fourth amendment (the “Fourth Amendment”) to the Company’s credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to the Credit Agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which the Company withdrew November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

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

Also pursuant to the Fourth Amendment, (a) the Company was subject to a Minimum Liquidity test (as described in the Amended Credit Agreement) that required the Company to have liquidity of at least $40.0 million at each of March 31, 2021 and

June 30, 2021, and (b) the Company is subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, the Company must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio was waived for each of the quarters ending March 31, 2021 and June 30, 2021. Starting with the quarter ended September 30, 2021, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of September 30, 2021, the Company was required to maintain a minimum consolidated fixed coverage ratio of not less than 2.6:1:0 (with certain step-ups described in the Amended Credit Agreement).

During the nine months ended September 30, 2021, the Company incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 1.875% of initial aggregate principal amount of such term loan.

Events of default under the Amended Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Amended Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Amended Credit Agreement did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above.

As of September 30, 2021, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

At September 30, 2021, the Company had $47.7 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $323.2 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.6% for the periods ended September 30, 2021 and 2020, respectively. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% at September 30, 2021 and 2020.

Interest Rate Collars

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million and maturity dates of April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars established a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The interest rate collars settle monthly through the maturity date. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The fair value of the interest rate collars is a Level 2 fair value measurement, as the fair value is determined based on quoted prices of similar instruments in active markets. As of September 30, 2021 and December 31, 2020, the liability for interest rate collars of $1.4 million and $3.1 million, respectively, was included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other expense in the Condensed Consolidated Statements of Income (Loss) on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation are included within Other expense in the Condensed Consolidated Statements of Income (Loss). For the three and nine months ended September 30, 2021, respectively, $0.6 million and $1.8 million was paid for the interest rate collars. For the three and nine months ended September 30, 2020, $0.6 million and $1.0 million was paid for the interest rate collars.

See Note 13. Comprehensive Income (Loss) for the amount of loss recognized in Other Comprehensive income (loss) on the interest rate collars and the loss reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended September 30, 2021 and 2020, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the convertible debentures were no longer redeemable for shares. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature April 1, 2028 at $25 per share. There were no redemptions of Convertible Debentures during the periods ended September 30, 2021 and December 31, 2020, respectively. The approximate redemption value of the Convertible Debentures outstanding at each of September 30, 2021 and December 31, 2020 was $1.1 million.

9. Stock Repurchase Program

In July 2019, the Company's Board of Directors (“Board”) authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the nine months ended September 30, 2020, the Company repurchased 393,975 shares of common stock at an average price of $38.78 under this program. During the nine months ended September 30, 2021, no shares were repurchased under this program.

In March 2020, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. No shares have been repurchased under this program.

As of September 30, 2021, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act, at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through September 30, 2021, in order to improve the Company's liquidity during COVID-19, the Company suspended repurchases under the stock repurchase programs.

Share repurchase activity under the stock repurchase programs during the three and nine months ended September 30, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total number of shares repurchased	—	—	—	393,975
Average price paid per share	$—	$—	$—	$38.78
Total value of shares repurchased	$—	$—	$—	$15.3

The remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of September 30, 2021 (unaudited) was as follows:

(millions)	September 30, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any amount is due, would be payable to the minority partner in April 2025. Based on a probability weighting of potential payouts, the criteria to accrue for such potential payments had not been met and the contingent consideration was estimated to have no fair value as of September 30, 2021. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

11. Stock-Based Compensation

Stock Grants

There were 13,420 and 25,066 stock grants granted during the nine months ended September 30, 2021 and 2020, respectively. The Company recognized $0.5 million of stock-based compensation expense related to stock grants for the nine months ended September 30, 2021 and 2020.

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

Nonvested restricted stock units as of September 30, 2021, and changes during the nine months ended September 30, 2021 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	51,276	$33.24
Granted	313,502	34.45
Vested	(4,020)	31.08
Forfeited	(3,729)	33.95
Nonvested as of September 30, 2021	357,029	$34.28

The Company's stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2021 and 2020 (unaudited), respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock-based compensation expense	$1.2	$0.2	$3.3	$0.8

As of September 30, 2021, there was $8.2 million of unrecognized stock-based compensation costs related to restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.7 years.

Performance Share Units (“PSU’s”)

During the nine months ended September 30, 2021, the Company granted 50,868 performance share units to certain executives. The performance target is based on the achievement of a certain level income from operations, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over the three-year performance period from 2021 through 2023. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the shares granted in 2021 are 101,736. The Company is currently recognizing expense based on maximum payout of 101,736 shares.

Due to the impact of COVID-19 on the Company’s operations, the Company expects the targets for the PSU awards granted in 2019 (“2019 PSU’s) and 2020 (“2020 PSU’s) to not be achieved, which are based on the achievement of certain free cash flow targets before cash tax and interest payments, subject to certain discretionary adjustments by the Board, over the three-year performance periods of 2019 through 2021 and 2020 through 2022, respectively. Therefore, no compensation expense has been recognized related to the 2019 and 2020 PSU’s during the three and nine months ended September 30, 2021. Additionally, during the nine months ended September 30, 2020, the Company reversed $1.4 million of compensation expense related to the 2019 PSU’s. In addition, during the nine months ended September 30, 2020, the Company reversed $1.8 million of compensation expense related to the PSU awards granted in 2018 (“2018 PSU’s”), as the targets were not expected to be achieved as of September 30, 2020; however, during December 2020, the Compensation Committee of the Board modified the performance target for the 2018 PSU’s, as well as evaluated qualitative performance factors for the Company for 2020, which resulted in the achievement of 95% of the target. The 2018 PSU’s vested as of December 31, 2020.

Nonvested PSU’s as of September 30, 2021, and changes during the year ended September 30, 2021 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	200,218	$35.27
Granted	50,868	34.97
Forfeited	(3,375)	35.96
Nonvested as of September 30, 2021	247,711	$35.20

The Company's stock-based compensation expense (net reduction of expense) related to PSU’s during the three and nine months ended September 30, 2021 and 2020 (unaudited), respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income (Loss), was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock-based compensation expense	$0.3	$(0.4)	$0.7	$(3.5)

As of September 30, 2021, there was $2.8 million of unrecognized compensation costs related to PSU awards that are expected to be recognized over a weighted average remaining period of approximately 2.2 years. Since the Company no longer expects the required performance targets to be achieved for the 2019 and 2020 PSU’s, no future compensation expense is expected to be recognized; however, future compensation expense for the 2019 and 2020 PSU’s could reach a maximum of $14.1 million if certain performance targets are achieved.

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

Basic and diluted net income (loss) per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding for the three and nine months ended September 30, 2021 and 2020 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
(millions, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss) attributable to SP Plus Corporation	$11.5	$(88.1)	$22.8	$(173.3)
Basic weighted average common shares outstanding	21,184,583	21,047,076	21,158,667	21,057,080
Dilutive impact of share-based awards	215,803	—	206,615	—
Diluted weighted average common shares outstanding	21,400,386	21,047,076	21,365,282	21,057,080
Net income (loss) per common share
Basic	$0.54	$(4.19)	$1.08	$(8.23)
Diluted	$0.54	$(4.19)	$1.07	$(8.23)

Due to the net loss during the three and nine months ended September 30, 2020, common stock equivalents arising from 153,442 restricted stock units were excluded from the computation.

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive Income (Loss)

The components of other comprehensive income (loss) and income tax benefit allocated to each component for the three and nine months ended September 30, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$—	$—	$—
Change in fair value of interest rate collars	0.6	0.2	0.4	1.7	0.5	1.2
Other comprehensive income	$0.5	$0.2	$0.3	$1.7	$0.5	$1.2

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$—	$—	$—	$(0.3)	$—	$(0.3)
Change in fair value of interest rate collars	0.6	0.2	0.4	(3.0)	(0.8)	(2.2)
Other comprehensive income (loss)	$0.6	$0.2	$0.4	$(3.3)	$(0.8)	$(2.5)

The changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2021 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)
Other comprehensive loss before reclassification	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	1.2	1.2
Balance as of September 30, 2021	$(2.2)	$(1.0)	$(3.2)

The changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2020 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)
Other comprehensive loss before reclassification	(0.3)	(2.9)	(3.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.7	0.7
Balance as of September 30, 2020	$(2.6)	$(2.6)	$(5.2)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (unaudited) were as follows:

(millions)	Three Months Ended September 30		Nine Months Ended September 30		Classification in the Condensed Consolidated Statements of Income (Loss)
Interest Rate Collars:	2021	2020	2021	2020
Net realized loss	$0.6	$0.6	$1.7	$1.0	Other expenses
Reclassifications before tax	0.6	0.6	1.7	1.0
Income tax benefit	0.2	0.2	0.5	0.3
Reclassifications, net of tax	$0.4	$0.4	$1.2	$0.7

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

•	“Other” consists of ancillary revenue and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items.

Revenue and gross profit by segment for the three and nine months ended September 30, 2021 and 2020 (unaudited) were as follows:

	Three Months Ended				Nine Months Ended
(millions)	September 30, 2021	Gross Margin %	September 30, 2020	Gross Margin %	September 30, 2021	Gross Margin %	September 30, 2020	Gross Margin %
Services Revenue
Commercial
Lease type contracts	$56.7		$37.4		$146.7		$142.5
Management type contracts	57.4		46.5		166.1		162.7
Total Commercial	114.1		83.9		312.8		305.2
Aviation
Lease type contracts	2.8		1.0		6.2		7.5
Management type contracts	42.5		31.6		106.6		111.4
Total Aviation	45.3		32.6		112.8		118.9
Other
Lease type contracts	0.2		0.1		0.4		0.4
Management type contracts	2.0		1.6		5.5		5.5
Total Other	2.2		1.7		5.9		5.9
Reimbursed management type contract revenue	150.0		110.9		402.5		412.2
Total services revenue	$311.6		$229.1		$834.0		$842.2
Gross Profit
Commercial
Lease type contracts	$9.5	16.8%	$3.3	8.8%	$25.2	17.2%	$(11.4)	(8.0)%
Management type contracts	24.4	42.5%	20.8	44.7%	67.1	40.4%	58.5	36.0%
Lease impairment	(3.5)	N/M	(0.3)	N/M	(3.5)	N/M	(94.5)	N/M
Total Commercial	30.4		23.8		88.8		(47.4)
Aviation
Lease type contracts	1.1	39.3%	0.3	30.0%	2.4	38.7%	0.3	4.0%
Management type contracts	8.9	20.9%	13.7	43.4%	24.7	23.2%	30.0	26.9%
Lease Impairment	—	N/M	—	N/M	(0.1)	N/M	—	N/M
Total Aviation	10.0		14.0		27.0		30.3
Other
Lease type contracts	1.1	N/M	0.5	N/M	2.9	N/M	3.8	N/M
Management type contracts	4.5	N/M	3.7	N/M	12.1	N/M	11.7	N/M
Total Other	5.6		4.2		15.0		15.5
Total gross profit	$46.0		$42.0		$130.8		$(1.6)

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

•

Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. We believe that we can generally purchase required insurance for the facility and facility operations at lower rates than our clients can obtain on their own because we are effectively self-insured for all liability, workers’ compensation and health care claims by maintaining a large per-claim deductible. As a result, we generate operating income on the insurance provided under management type contracts by focusing on risk management efforts and controlling losses. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs.

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

As of September 30, 2021, in our Commercial segment, we operated approximately 86% of our locations under management type contracts and 14% under lease type contracts.

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

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 91% and 89% for the twelve-month periods ended September 30, 2021 and 2020, respectively, for our Commercial segment facilities.

Impact of COVID-19

COVID-19 has impacted, and may continue to impact, our operations and results. The ultimate impact of COVID-19 on future operations is hard to predict, as new guidance is continually being communicated by the U.S. Department of State, Centers for Disease Control and Prevention and local governments. New guidance has and may include heightened government regulations, including vaccine mandates, and travel advisories, which could impact our clients’ operations. In addition, certain industries have been impacted by workforce disruptions as a result of COVID-19. Currently, our operations have not experienced material disruptions as a result of employees who are unable or unwilling to work because of illness or fear of contracting COVID-19, or for other reasons. However, we have recently seen an increase in wages, as well as higher than normal open positions at our Company. If this continues, our ability to grow and expand our business could be negatively impacted.

Commercial Segment Facilities

In order to mitigate some of the effects from COVID-19, we converted many of our lease locations to management locations during the past year. In addition, we were able to exit many less profitable contracts, which were for both lease and management locations. The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	September 30, 2021	December 31, 2020	September 30, 2020
Leased facilities	420	445	466
Managed facilities	2,575	2,539	2,596
Total Commercial segment facilities	2,995	2,984	3,062

Revenue

We recognize revenue from our contracts and certain fees for using our technology-driven mobility solutions as the related services are provided. Substantially all of our revenue comes from the following two sources:

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. As discussed in Note 4. Revenue in the notes to the Condensed Consolidated Financial Statements, revenue from lease type contracts includes a reduction for certain expenses (primarily rent expense) related to service concession arrangements.

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

Cost of Services

Our cost of services consists of the following:

Lease type contracts. Consists of contractual rents or fees paid to the client and all operating expenses incurred in connection with operating the leased facility. Contractual rents or fees paid to the client are generally based on either a fixed contractual amount, a percentage of gross revenue or a combination thereof. Generally, under a lease type arrangement, we are not responsible for major capital expenditures or real estate taxes.

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

Due to the impacts of COVID-19 on our operations, revenues for certain markets in which we operate decreased significantly during 2020 as compared to expectations as of the October 1, 2019 annual impairment test. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on our expected future operating cash flows triggered us to complete a quantitative goodwill impairment analysis for the Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, we determined that estimated carrying values exceeded implied fair value for the Aviation reporting unit and goodwill was impaired. As a result, we recorded impairment charges during the three months and nine months ended September 30, 2020. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.

Other Intangibles Assets, net

Other intangible assets represent assets with finite lives that are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

As a result of the impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred related to our Proprietary know how intangible assets within the Aviation segment as of June 30, 2020. Accordingly, we analyzed undiscounted cash flows for these intangible assets as of June 30, 2020. Based on the undiscounted cash flow analysis, we determined that estimated net carrying values exceeded undiscounted future cash flows for certain Proprietary know how intangible assets and therefore, as of June 30, 2020, certain Proprietary know how assets were impaired.

Additionally, as a result of the termination of certain contracts within the Aviation reporting unit during August 2020 and the ongoing impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred related to our customer relationships and trade names and trademarks intangible assets. Accordingly, we analyzed undiscounted cash flows for these intangible assets as of August 31, 2020. Based on the undiscounted cash flow analysis, we determined that estimated net carrying values exceeded undiscounted future cash flows for certain customer relationships and trade names and trademarks intangible assets and therefore as of August 31, 2020, certain customer relationships and trade names and trademarks intangible assets were impaired.

The impairments were recorded during the three and nine months ended September 30, 2020. See Note 6. Other Intangible Assets in the notes to the Condensed Consolidated Financial Statements for further discussion.

For both goodwill and intangible assets, future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability at existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

Long-Lived Assets

We evaluate long-lived assets, primarily including right-of-use (“ROU”) assets, leasehold improvements, equipment and construction in progress for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of an asset or long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If an asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

During the three and nine months ended September 30, 2021 and 2020, we determined certain impairment testing triggers had occurred for certain ROU assets associated with leases. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability at existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

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

Analysis of Results of Operations

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

Three Months Ended September 30, 2021 Compared to Three Months September 30, 2020

Consolidated results for the three months ended September 30, 2021 and 2020, respectively, include the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Services revenue (1)	$161.6	$118.2	$43.4	36.7%
Cost of services (2)	115.6	76.2	39.4	51.7%
Gross profit	46.0	42.0	4.0	9.5%
General and administrative expenses	21.1	18.4	2.7	14.7%
Depreciation and amortization	6.0	8.2	(2.2)	(26.8)%
Impairment of goodwill and intangible assets	—	131.6	(131.6)	(100.0)%
Operating income (loss)	18.9	(116.2)	135.1	116.3%
Income tax expense (benefit)	1.6	(33.5)	35.1	104.8%
(1)	Excludes Reimbursed management type contract revenue of $150.0 million and $110.9 million for the three months ended September 30, 2021 and 2020, respectively.
(2)

Includes lease impairment of $3.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Excludes Reimbursed management type contract expense of $150.0 million and $110.9 million for the three months ended September 30, 2021 and 2020, respectively.

Services revenue increased by $43.4 million, or 36.7%, attributable to the following:

•

Services revenue for lease type contracts increased $21.2 million, or 55.1%, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the third quarter of 2020, which was significantly impacted by COVID-19, partially offset by lower cost concessions of $2.6 million related to service concessions, as well as conversions and expired business.

•

Services revenue for management type contracts increased $22.2 million, or 27.9%, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the third quarter of 2020, which was significantly impacted by COVID-19, as well as revenue from new business and conversions, partially offset by $5.6 million of termination fees received related to certain terminated Aviation contracts during the three months ended September 30, 2020 and expired business.

Gross profit increased by $4.0 million, or 9.5%, attributable to the following:

•

Gross profit for lease type contracts increased $7.6 million, or 185.4%, and gross profit percentage increased to 19.6% for the three months ended September 30, 2021, compared to 10.6% for the three months ended September 30, 2020. Gross profit for lease type contracts increased due to an increase in transient revenue as noted above, a decrease in overall net operating costs and conversions, partially offset by lower cost concessions of $6.1 million related to rent concessions and $2.6 million related to service concessions.

•

Gross profit for management type contracts decreased $0.4 million, or 1.0%, and gross profit percentage for management type contracts decreased to 37.1% for the three months ended September 30, 2021, compared to 47.9% for the three months ended September 30, 2020. Gross profit for management type contracts decreased primarily due to $5.6 million of termination fees received related to certain terminated Aviation contracts during the three months ended September 30, 2020, mostly offset by an increase in volume based management type contracts as noted above, new business and conversions.
•

We recognized $3.5 million and $0.3 million of impairment charges related to operating lease ROU assets in the Commercial segment during the three months ended September 30, 2021 and 2020, respectively.

General and administrative expenses increased $2.7 million, or 14.7%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to higher performance based compensation, partially offset by lower restructuring and other costs and cost reduction initiatives.

We recognized $131.6 million of impairment charges related to certain finite lived intangible assets and goodwill during the three months ended September 30, 2020 in the Aviation segment.

Our effective tax rate was 11.6% and 27.5% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate is due to the finalization of our 2020 federal income tax return during the three months ended September 30, 2021, which resulted in a $2.0 million additional benefit related to the ability to carryback our 2020 federal Net Operating Loss (“NOL”) to previous tax years that had a higher tax rate.

The following tables summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the three months ended September 30, 2021 and 2020.

Commercial segment: Services Revenue

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$56.7	$37.4	$19.3	51.6%
Management type contracts	57.4	46.5	10.9	23.4%
Total Commercial Revenue	$114.1	$83.9	$30.2	36.0%

Lease type contracts. Revenue increased $19.3 million, or 51.6%, to $56.7 million for the three months ended September 30, 2021, compared to $37.4 million for the three months ended September 30, 2020, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the third quarter of 2020, which was significantly impacted by COVID-19, and revenue from new business, partially offset by conversions and expired business.

Management type contracts. Revenue increased $10.9 million, or 23.4%, to $57.4 million for the three months ended September 30, 2021, compared to $46.5 million for the three months ended September 30, 2020, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the third quarter of 2020, which was significantly impacted by COVID-19, as well as revenue from conversions and new business, partially offset by expired business.

Commercial segment: Gross Profit

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$9.5	$3.3	$6.2	187.9%
Management type contracts	24.4	20.8	3.6	17.3%
Lease impairment	(3.5)	(0.3)	(3.2)	(1066.7)%
Total Commercial Gross Profit	$30.4	$23.8	$6.6	27.7%

Lease type contracts. Gross profit increased $6.2 million, or 187.9%, to $9.5 million for the three months ended September 30, 2021, compared to $3.3 million for the three months ended September 30, 2020. Gross profit percentage increased to 16.8% for the three months ended September 30, 2021, compared to 8.8% for the three months ended September 30, 2020. Gross profit increased primarily due to increases in transient revenue as noted above, decreases in net operating costs and conversions, partially offset by lower cost concessions of $6.1 million related to rent concessions.

Management type contracts. Gross profit increased $3.6 million, or 17.3%, to $24.4 million for the three months ended September 30, 2021, compared to $20.8 million for the three months ended September 30, 2020. Gross profit increased primarily due to an increase in volume based management contracts as discussed above, conversions and new businesses, partially offset by expired business. Gross profit percentage decreased to 42.5% for the three months ended September 30, 2021, compared to 44.7% for the three months ended September 30, 2020, primarily due to increased revenue from reverse management contracts, which have a lower gross profit percentage as compared to traditional management contracts.

Aviation segment: Services Revenue

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$2.8	$1.0	$1.8	180.0%
Management type contracts	42.5	31.6	10.9	34.5%
Total Aviation Revenue	$45.3	$32.6	$12.7	39.0%

Lease type contracts. Revenue increased $1.8 million, or 180.0%, to $2.8 million for the three months ended September 30, 2021, compared to $1.0 million for the three months ended September 30, 2020, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the third quarter of 2020, which was significantly impacted by COVID-19, partially offset by lower cost concessions of $2.5 million related to service concessions and conversions.

Management type contracts. Revenue increased $10.9 million, or 34.5%, to $42.5 million for the three months ended September 30, 2021, compared to $31.6 million for the three months ended September 30, 2020, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the third quarter of 2020, which was significantly impacted by COVID-19, revenue from conversions and new business, partially offset by the $5.6 million of termination fees received during the three months ended September 30, 2020 related to certain terminated contracts.

Aviation segment: Gross Profit

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$1.1	$0.3	$0.8	266.7%
Management type contracts	8.9	13.7	(4.8)	(35.0)%
Total Aviation Gross Profit	$10.0	$14.0	$(4.0)	(28.6)%

Lease type contracts. Gross profit increased $0.8 million, or 266.7%, to $1.1 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. Gross profit percentage increased to 39.3% for the three months ended September 30, 2021, compared to 30.0% for the three months ended September 30, 2020. Gross profit increased primarily due to an increase in transient revenue as noted above, conversions and a decrease in overall net operating costs, partially offset by lower cost concessions of $2.5 million related to service concessions.

Management type contracts. Gross profit decreased $4.8 million, or 35.0%, to $8.9 million for the three months ended September 30, 2021, compared to $13.7 million for the three months ended September 30, 2020. Gross profit percentage decreased to 20.9% for the three months ended September 30, 2021, compared to 43.4% for the three months ended September 30, 2020. Gross profit decreased primarily due to the $5.6 million of termination fees received during the three months ended September 30, 2020 related to certain terminated contracts, partially offset by an increase in volume based management type contracts as noted above and conversions.

“Other” segment

“Other” consists of ancillary revenue and costs and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items. Total service revenue in “Other” increased by $0.5 million, or 29.4%, to $2.2 million for the three months ended September 30, 2021, compared to $1.7 million for the three months ended September 30, 2020. Gross profit for “Other” increased $1.4 million, or 33.3%, to $5.6 million for the three months ended September 30, 2021, compared to $4.2 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months September 30, 2020

Consolidated results for the nine months ended September 30, 2021 and 2020, respectively, include the following notable items:

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Services revenue (1)	$431.5	$430.0	$1.5	0.3%
Cost of services (2)	300.7	431.6	(130.9)	(30.3)%
Gross profit	130.8	(1.6)	132.4	N/M
General and administrative expenses	64.1	61.9	2.2	3.6%
Depreciation and amortization	18.5	23.6	(5.1)	(21.6)%
Impairment of goodwill and intangible assets	—	135.3	(135.3)	(100.0)%
Operating income (loss)	48.2	(222.4)	270.6	121.7%
Income tax expense (benefit)	6.5	(63.7)	70.2	110.2%

(1)	Excludes Reimbursed management type contract revenue of $402.5 million and $412.2 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)

Includes Lease impairment of $3.6 million and $94.5 million for the nine months ended September 30, 2021 and 2020, respectively. Excludes Reimbursed management type contract expense of $402.5 million and $412.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Services revenue increased by $1.5 million, or 0.3%, attributable to the following:

•

Services revenue for lease type contracts increased $2.9 million, or 1.9%, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the nine months ended September 30, 2020, which was significantly impacted by COVID-19, partially offset by conversions and lower cost concessions of $3.3 million related to service concessions.

•

Services revenue for management type contracts decreased $1.4 million, or 0.5%, primarily due to the $5.6 million of termination fees received during the nine months ended September 30, 2020 related to certain terminated Aviation contracts, partially offset by an increase in volume based management type contracts as a result of improving business conditions as compared to the nine months ended 2020, which was significantly impacted by COVID-19 and revenue from conversions and new business.

Gross profit increased by $132.4 million attributable to the following:

•

Gross profit for lease type contracts increased $37.8 million, or 517.8%, and gross profit percentage increased to 19.9% for the nine months ended September 30, 2021, compared to negative 4.9% for the nine months ended September 30, 2020. Gross profit for lease type contracts increased primarily due to a decrease in overall net operating costs, conversions and an increase in transient revenue as noted above, partially offset by lower cost concessions of $3.9 million related to rent concessions and $3.3 million related to service concessions.

•

Gross profit for management type contracts increased $3.7 million, or 3.7%, while gross profit percentage for management type contracts increased to 37.3% for the nine months ended September 30, 2021, compared to 35.8% for the nine months ended September 30, 2020. Gross profit for management type contracts increased primarily due to a decrease in overall net operating costs, an increase in volume based management contracts as noted above and conversions, partially offset by the $5.6 million of termination fees received during the nine months ended September 30, 2020 related to certain terminated Aviation contracts.

•	We recognized $3.6 million and $94.5 million of impairment charges related to operating lease ROU assets during the nine months ended September 30, 2021 and 2020, respectively.

General and administrative expenses increased $2.2 million, or 3.6%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to higher performance based compensation, partially offset by lower restructuring and other costs and cost reduction initiatives.

We recognized $135.3 million of impairment charges related to certain finite lived intangible assets and goodwill during the nine months ended September 30, 2020 in the Aviation segment.

Our effective tax rate was 20.1% and 26.8% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate is due to the finalization of our 2020 federal income tax return during the nine months ended September 30, 2021, which resulted in a $2.0 million additional benefit related to the ability to carryback our 2020 federal NOL to previous tax years that had a higher tax rate.

The following tables summarize our revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the nine months ended September 30, 2021 and 2020.

Commercial segment: Services Revenue

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$146.7	$142.5	$4.2	2.9%
Management type contracts	166.1	162.7	3.4	2.1%
Total Commercial Revenue	$312.8	$305.2	$7.6	2.5%

Lease type contracts. Revenue increased $4.2 million, or 2.9%, to $146.7 million for the nine months ended September 30, 2021, compared to $142.5 million for the nine months ended September 30, 2020, primarily due to higher cost concessions of $12.1 million related to service concessions and an increase in transient revenue as a result of improving business conditions as compared to the nine months ended September 30, 2020, which was significantly impacted by COVID-19, partially offset by conversions and expired business.

Management type contracts. Revenue increased $3.4 million, or 2.1%, to $166.1 million for the nine months ended September 30, 2021, compared to $162.7 million for the nine months ended September 30, 2020, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the nine months ended September 30, 2020, which was significantly impacted by COVID-19, and conversions, partially offset by expired business.

Commercial segment: Gross Profit

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$25.2	$(11.4)	$36.6	321.1%
Management type contracts	67.1	58.5	8.6	14.7%
Lease impairment	(3.5)	(94.5)	91.0	(96.3)%
Total Commercial Gross Profit	$88.8	$(47.4)	$136.2	287.3%

Lease type contracts. Gross profit increased $36.6 million, or 321.1%, to $25.2 million for the nine months ended September 30, 2021, compared to a loss of $11.4 million for the nine months ended September 30, 2020. Gross profit percentage increased to 17.2% for the nine months ended September 30, 2021, compared to negative 8.0% for the nine months ended September 30, 2020. Gross profit increased primarily due higher cost concessions of $12.1 million related to service concessions and increases in transient revenue as noted above, as well as decreases in variable rent and overall net operating costs and conversions, partially offset by lower cost concessions related to rent concessions of $3.9 million.

Management type contracts. Gross profit increased $8.6 million, or 14.7%, to $67.1 million for the nine months ended September 30, 2021, compared to $58.5 million for the nine months ended September 30, 2020. Gross profit percentage increased to 40.4% for the nine months ended September 30, 2021, compared to 36.0% for the nine months ended September 30, 2020. Gross profit increased primarily due to a decrease in overall net operating costs, an increase in volume based management type contracts as noted above and conversions, partially offset by expired business.

Aviation segment: Services Revenue

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$6.2	$7.5	$(1.3)	(17.3)%
Management type contracts	106.6	111.4	(4.8)	(4.3)%
Total Aviation Revenue	$112.8	$118.9	$(6.1)	(5.1)%

Lease type contracts. Revenue decreased $1.3 million, or 17.3%, to $6.2 million for the nine months ended September 30, 2021, compared to $7.5 million for the nine months ended September 30, 2020, primarily due to lower cost concessions of $15.4 million related to service concessions and conversions, partially offset by an increase in transient revenue as a result of improving business conditions as compared to the nine months ended September 30, 2020, which was significantly impacted by COVID-19.

Management type contracts. Revenue decreased $4.8 million, or 4.3%, to $106.6 million for the nine months ended September 30, 2021, compared to $111.4 million for the nine months ended September 30, 2020, primarily due to the $5.6 million of termination fees received during the nine months ended September 30, 2020 related to certain terminated contracts, partially offset by an increase in volume based management type contracts as a result of improving business conditions as compared to the nine months ended September 30, 2020, which was significantly impacted by COVID-19, and conversions.

Aviation segment: Gross Profit

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2021	September 30, 2020	Amount	%
Lease type contracts	$2.4	$0.3	$2.1	700.0%
Management type contracts	24.7	30.0	(5.3)	(17.7)%
Lease impairment	(0.1)	—	(0.1)	(100.0)%
Total Aviation Gross Profit	$27.0	$30.3	$(3.3)	(10.9)%

Lease type contracts. Gross profit increased $2.1 million, or 700.0%, to $2.4 million for the nine months ended September 30, 2021, compared to gross profit of $0.3 million for the nine months ended September 30, 2020. Gross profit percentage increased to 38.7% for the nine months ended September 30, 2021, compared to 4.0% for the nine months ended September 30, 2020. Gross profit increased primarily due to conversions, a decrease in compensation, benefits and overall net operating costs and an increase in transient revenue as noted above, partially offset by lower cost concessions of $15.4 million related to service concessions.

Management type contracts. Gross profit decreased $5.3 million, or 17.7%, to $24.7 million for the nine months ended September 30, 2021, compared to $30.0 million for the nine months ended September 30, 2020. Gross profit percentage decreased to 23.2% for the nine months ended September 30, 2021, compared to 26.9% for the nine months ended September 30, 2020. Gross profit decreased primarily due to the $5.6 million of termination fees received during the nine months ended September 30, 2020 related to certain terminated contracts, partially offset by a decrease in compensation, benefits and overall net operating costs and an increase in volume based management type contracts as noted above.

“Other” segment

“Other” consists of ancillary revenue and costs and certain unallocated items, such as and including certain insurance reserve adjustments and other corporate items. Total service revenue in “Other” was $5.9 million for the nine months ended September 30, 2021 and 2020. Gross profit for “Other” decreased $0.5 million, or 3.2%, to $15.0 million for the nine months ended September 30, 2021, compared to $15.5 million for the nine months ended September 30, 2020.

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

As of September 30, 2021, we had $17.9 million of cash and cash equivalents and $145.3 million of borrowing availability under our Senior Credit Facility (as defined below). COVID-19 and the resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of COVID-19. In order to lessen the impacts from COVID-19, we have taken actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures, suspending repurchases of our common stock and maximizing the NOL on our 2020 tax return in order to carry back the loss to previous years that had a higher tax rate. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On September 30, 2021, we had total indebtedness of approximately $346.5 million, a decrease of $15.6 million from December 31, 2020. The $346.5 million in total indebtedness as of September 30, 2021 includes:

•	$320.9 million under our Senior Credit Facility (as defined below); and
•	$25.6 million of other debt including finance lease obligations.

Senior Secured Credit Facility (“Senior Credit Facility”)

On February 16, 2021 (the “Fourth Amendment Effective Date”), we entered into a fourth amendment (the “Fourth Amendment”) to our credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to the Credit Agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which we drew on November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

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

Also pursuant to the Fourth Amendment, (a) we were subject to a Minimum Liquidity test (as described in the Amended Credit Agreement) that required us to have liquidity of at least $40.0 million at each of March 31, 2021 and June 30, 2021, and (b) we are subject to a requirement that, at any time cash on hand exceeds $40.0 million for a period of three consecutive business days, we must repay revolving loans in an amount equal to such excess. Certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement), through the delivery of the compliance certificate for the fiscal quarters ending March 31, 2022 or June 30, 2022, as applicable.

Under the terms of the Fourth Amendment, the maximum consolidated debt to EBITDA ratio was waived for each of the quarters ending March 31, 2021 and June 30, 2021. Starting with the quarter ended September 30, 2021, we are required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 5.25:1.0 (with certain step-downs described in the Amended Credit Agreement). As of September 30, 2021, we were required to maintain a minimum consolidated fixed coverage ratio of not less than 2.6:1:0 (with certain step-ups described in the Amended Credit Agreement).

During the nine months ended September 30, 2021, we incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 1.875% of the initial aggregate principal amount of such term loan.

Events of default under the Amended Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events.

Each of our wholly owned domestic subsidiaries (subject to certain exceptions set forth in the Amended Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Amended Credit Agreement did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above.

As of September 30, 2021, we had $47.7 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility were $323.2 million (excluding debt discount of $0.6 million and deferred financing costs of $1.7 million).  As of September 30, 2021, we were in compliance with the covenants under the Amended Credit Agreement, and we had $145.3 million of borrowing availability under the Senior Credit Facility.

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

Since commencement, under all three programs, we have repurchased 2,034,742 shares of common stock through September 30, 2021. The remaining authorized repurchase amounts in aggregate under the July 2019 and March 2020 repurchase programs as of September 30, 2021 was as follows:

(millions)	September 30, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows for the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Nine Months Ended
(millions)	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$30.1	$27.9
Net cash used in investing activities	(7.4)	(9.0)
Net cash used in financing activities	(18.7)	(27.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Net increase (decrease) in cash and cash equivalents	$4.0	$(8.5)

Operating Activities

Net cash provided by operating activities was $30.1 million for the nine months ended September 30, 2021 as compared to $27.9 million during the nine months ended September 30, 2020. The increase in net cash provided by operating activities primarily resulted from higher operating income, net of non-cash related items, due to improving business conditions, partially offset by the early repayment of deferred FICA taxes during the nine months ended September 30, 2021 and our significant efforts during March 2020 to control working capital to prepare for the uncertainty of COVID-19.

Investing Activities

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2021, a decrease of $1.6 million from $9.0 million during the nine months ended September 30, 2020. The decrease was primarily due to the noncontrolling interest buyout of $1.7 million during the nine months ended September 30, 2020. Cash used to purchase leasehold improvements and equipment was $6.8 million during the nine months ended September 30, 2021 as compared to $5.8 million during the nine months ended September 30, 2020, reflecting our investment in technology initiatives during the nine months ended September 30, 2021.

Financing Activities

Net cash used in financing activities was $18.7 million for the nine months ended September 30, 2021, as compared to $27.1 million during the nine months ended September 30, 2020. The decrease in net cash used in investing activities was primarily due to the repurchases of common stock during the nine months ended September 30, 2020 that were suspended in March 2020, partially offset by higher payments on debt during the nine months ended September 30, 2021.

Cash and Cash Equivalents

We had Cash and cash equivalents of $17.9 million and $13.9 million at September 30, 2021 and December 31, 2020, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated October 28, 2021 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated October 28, 2021 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 28, 2021.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: October 28, 2021	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2021	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)