Form 10-K
period 2021-12-31
SP Plus Corp
filed 2022-02-28
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $710.3 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Class	Outstanding at February 25, 2022
Common Stock, $0.001 par value per share	23,224,459 Shares

                                                                                                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 11, 2022 are incorporated by reference into Part III of this Form 10-K. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Audit Firm Id: 42 Auditor Name: Ernst & Young LLP Auditor Location: Chicago, Illinois, United States

SP PLUS CORPORATION

Forward-Looking Statements

The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and SP Plus Corporation’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. The term the "Company" as used herein refers collectively to SP Plus Corporation and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.	Business

Our Company

SP Plus Corporation, a Delaware corporation, which operates through its subsidiaries (collectively referred to as “SP+”, "we", "us", "our") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for our clients. We provide technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security and event logistics to aviation, commercial, hospitality, healthcare and government clients across North America.

Our Operations

Our experience in the industries we serve has allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high-quality services that, primarily through our technology-driven mobility solutions, facilitate the movement of people, vehicles and personal belongings. We serve a variety of industries and have industry vertical specific specialization. Our Commercial segment serves clients in commercial real estate, residential communities, hotels and resorts, healthcare facilities, municipalities and government facilities, retail operations, large event venues, colleges and universities. Our Aviation segment primarily serves clients in the aviation industry (i.e. airports, airlines, cruise lines and certain hospitality clients with baggage and parking services).

We typically enter into contractual relationships with property owners or managers as opposed to owning facilities. We primarily operate under two types of arrangements: management type contracts and lease type contracts. See Part I. Industry Operating Arrangements for further discussion.

Our revenue is derived from a broad and diverse group of clients, industry vertical markets and geographies. Our clients include some of North America's largest private and public owners, municipalities and governments, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, healthcare facilities and medical centers, sports and special event complexes, hotels and resorts, airlines and cruise lines. No single client accounted for more than 5% of our revenue, net of reimbursed management type contract revenue, for the year ended December 31, 2021. Additionally, we have built a diverse geographic footprint that spans operations in 46 states, the District of Columbia and Puerto Rico, and 4 Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of clients in a single market.

Services

As a professional service provider, we provide comprehensive, turn-key service offering packages to our clients. Under a typical management type contract structure, we are responsible for providing and supervising all personnel necessary to facilitate daily operations, which may include porters, baggage handlers, valet attendants, managers, bookkeepers, cashiers and a variety of ground transportation services, maintenance, marketing, customer service, and accounting and revenue control functions.

In addition to the conventional management services described above, we also offer an expanded range of ground transportation services, baggage delivery and handling services and other ancillary services as described below for each of our Segment:

Commercial

•	an online and mobile application consumer platform through parking.com;
•	on-street parking meter collection and other forms of parking enforcement services;
•

remote monitoring services using technology that enables us to monitor parking operations from a remote, off-site location and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions);

•	shuttle bus vehicles and the drivers to operate them;
•

ground transportation services, such as taxi and livery dispatch services, as well as concierge-type ground transportation information and support services for passengers with transportation network companies;

•	valet services, including vehicle staging, doorman/bellman services and valet tracking systems with SMS capabilities;
•	innovative and environmentally compliant facility maintenance services, including power sweeping and washing, painting and general repairs, as well as cleaning and seasonal services;
•

comprehensive security services including the training and hiring of security officers and patrol, as well as customized services and technology that are efficient and appropriate for the property involved; and

•

multi-platform marketing services including SP+ branded websites which offer clients a unique platform for marketing their facilities, mobile applications, search marketing, email marketing and social media campaigns.

Aviation

•	baggage services, including delivery of delayed luggage and baggage handling services;
•	remote airline check-in services;
•	wheelchair assist services at airports and to airline passengers;
•	baggage repair and replacement services;
•	shuttle bus vehicles and the drivers to operate them, such as on-airport car rental operations and private off-airport parking locations;
•

ground transportation services, such as taxi and livery dispatch services, as well as concierge-type ground transportation information and support services for passengers with transportation network companies;

•	valet services, including vehicle staging and valet tracking systems with SMS capabilities;
•	innovative and environmentally compliant facility maintenance services, including power sweeping and washing, painting and general repairs, as well as cleaning and seasonal services;
•

comprehensive security services including the training and hiring of security officers and patrol, as well as customized services and technology that are efficient and appropriate for the property involved;

•	an online and mobile application consumer platform through parking.com; and
•

multi-platform marketing services including SP+ branded websites which offer clients a unique platform for marketing airport facilities, mobile applications, search marketing, email marketing and social media campaigns.

Industry Overview

Overview

The parking management, ground transportation services and baggage service providers, as well as technology solution providers that serve those industries, are large and fragmented. A substantial number of companies in these industries offer parking management services, ground transportation services, technology services and baggage services as non-core operations, and companies in these industries are large national competitors or small and private companies that operate in limited markets and geographies. Additionally, technological advancements are having an impact on both consumer behavior and information technology in these industries. From time to time, smaller operators find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients and the increasing demands of clients. We expect this trend to continue and will provide larger professional service and/or technology companies with greater opportunities to expand their businesses and potentially acquire smaller operators and/or technology companies. We also expect that new small operators and technology companies will continue to enter the market as they have in the past.

Impact of the COVID-19 pandemic (“COVID-19”)

COVID-19 has impacted, and may continue to impact, our operations and results. The ultimate impact of COVID-19 on future operations is hard to predict, as new guidance is continually being communicated by the U.S. Department of State, Centers for Disease Control and Prevention (“CDC”) and local governments. New guidance has and may include heightened government regulations, including vaccine mandates and travel advisories, which could impact our clients’ operations. In addition, certain industries have been impacted by workforce disruptions as a result of COVID-19. Currently, our operations have not experienced material disruptions as a result of employees who are unable or unwilling to work because of illness or fear of contracting COVID-19, or for other reasons. However, we have recently seen an increase in wages, as well as higher than normal open positions at our company. If this continues, our ability to grow and expand our business could be negatively impacted. See Item 1A. Risk Factors for risks related to COVID-19, as well as other risks related to our business and the industry.

Industry Operating Arrangements

Professional service businesses, including our Company, operate primarily under two general types of arrangements, which include:

Management Type Contracts

Under management type contracts, the professional services operator typically receives a fixed and/or variable monthly fee for providing services and may receive an incentive fee based on the achievement of certain performance objectives. Professional services operators also generally charge fees for various ancillary services such as accounting support services, equipment leasing and consulting. Primary responsibilities under a management type contract include hiring, training and staffing personnel, and providing revenue collection, accounting, record-keeping, insurance and marketing services. The client is usually responsible for operating expenses associated with the client's operations, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the operation, although some management type contracts, typically referred to as "reverse" management type contracts, require the professional service operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management type contract, the client usually is responsible for non-routine maintenance and repairs and capital improvements of the operation facility or location, such as structural and significant mechanical repairs. Management type contracts are typically for a term of one to three years (although the contracts may be terminated early and may contain renewal clauses).

Lease Type Contracts

Under lease type contracts, the professional services operator generally pays to the client or property owner a fixed base rent or fee, percentage rent that is tied to the financial performance of the operation, or a combination of both. The professional services operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management type contracts, lease type contracts typically have longer terms of three to ten years, and often contain a renewal term and provide for a fixed payment to the client regardless of the facility's operating earnings. In addition, many of these lease type contracts may be canceled by the client for various reasons, including development of the real estate for other uses, and may be canceled by the client on as little as 30 days' notice without cause. Lease type contracts generally require larger capital investment by the professional services operator than do management type contracts and therefore tend to have longer contract periods.

General Business Trends

We believe that sophisticated clients recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, our clients are able to capture additional profit and improve customer experiences by leveraging unique technology, operational skills and controls that an experienced services and technology company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological solutions and enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients.

Our Competitive Strengths

We believe we have the following key competitive strengths:

•

A Leading Market Position with a Unique Value Proposition. We are one of the industry leading providers of technology-driven mobility solutions, parking management, ground transportation services, baggage services, and other ancillary services to commercial, hospitality, institutional, municipal and government, airports, airlines and cruise line clients across North America. One of our competitive advantages is our Sphere technology, which is a suite of industry-leading technology solutions that drives end-to-end mobility and delivers a frictionless consumer experience across all markets we serve.

These services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage related services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services, and consulting services. We market and offer many of our services under our SP+, Sphere and Bags brands, which reflect our ability to provide customized solutions and meet the varied demands of our diverse client base. We can augment our parking services by providing our clients with related services through our SP+ Parking, SP+ Facility Maintenance, SP+ GAMEDAY, SP+ Transportation, SP+ Event Logistics, Sphere, Bags and, in certain sections of the United States and Canada, SP+ Security service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services and leverage our Sphere platform on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their financial operations and customer experience.

•

Our Scale and Diversification. Expanding our client base, industry vertical markets and geographic locations has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead. The ability to use our scale and purchasing power with vendors drives cost savings and benefits for our client base.

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

o	Geographic Locations. We have a diverse geographic footprint that includes operations in 46 states, the District of Columbia, Puerto Rico and 4 Canadian provinces as of December 31, 2021.
•

Stable Client Relationships. We have a track record of providing our clients with consistent, value-added and high quality services, which can enhance their customer’s experience. We continue to see a trend in outsourcing to professional service providers; we believe this trend has meaningful benefits to companies like ours, which has a national footprint and scale, extensive industry experience, broad process capabilities and a demonstrated ability to create value for our clients.

•

Established Platform for Future Growth. We have invested resources and developed a national infrastructure utilizing our Sphere technology solutions and platforms that are complemented by significant management expertise, which enable us to scale our business for future growth effectively and efficiently. We have the ability to transition into local service operations very quickly, from the simplest to the most complex operation, and have experience working with incumbent professional service operators to implement smooth and efficient takeovers and integrate new local professional service operations seamlessly into our existing operations.

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

•

Focus on Operational Excellence and Human Capital Management. Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day operations. This focus is reflected in our ability to deliver to our clients professional, high-quality services through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered through the use of our web-based SP+ University learning management system, in addition to facilitated classes. This investment in our people promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

•

Focus on Operational Compliance and Safety Initiatives. Our culture and training programs continue to focus on various compliance and safety initiatives and disciplines throughout the organization, as we implement an integrated approach for continuous improvement in our risk and safety programs. We have also dedicated significant resources to our risk and safety programs by providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University learning management system, on-site training and our SP+irit in Safety newsletters.

Our Growth Strategy

Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

•

Grow our Business through Technology investments. We believe a significant opportunity exists to expand our business through the use of technology driven mobility solutions. We provide a suite of industry-leading technology solutions through Sphere and will continue to invest further in these products and offerings, as we believe Sphere is a key differentiator for us.

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

•

Increase Penetration in Our Current Industry Vertical Markets. We believe that a significant opportunity exists for us to further expand our presence into certain industry vertical markets, such as airports and aviation, colleges and universities, healthcare, municipalities, hospitality and event services. In order to effectively target these markets, we have implemented a go-to-market strategy of aligning our business by operating segment, industry vertical markets and branding our domain expertise through our SP+, Sphere and Bags designations to highlight the specialized expertise, competencies, services and technology offerings that we provide to meet the needs of each particular industry and customer. Our recognized SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from traditional parking, includes a broad array of our operating divisions such as, SP+ Commercial Services, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hospitality Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services, and SP+ University Services, that further highlight the market-specific subject matter expertise that enables our professionals to meet the varied demands of our clients.

•

Expand and Cross-Sell Additional Services to Drive Incremental Revenue. We believe we have significant opportunities to further strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core service operations. Bags is a leading provider of baggage services, remote airline check-in services, and other related services, primarily to airline, airport, sea ports, cruise lines and hotels and resorts. Bags combines exceptional customer service with innovative technologies to provide these value-add client and customer services. We believe there are opportunities to further cross-sell the aforementioned services that Bags provides to our existing clients within the aviation, hospitality and commercial markets and to cross-sell parking services and ground transportation services and other ancillary services to our existing Bags clients. Our emphasis on these innovative services will continue to drive value with our clients and allow us to expand our footprint into multiple markets.

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

•

Focus on Operational Efficiencies to Further Improve Profitability. We have invested substantial resources in information technology and regularly seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits. Sphere, Remote™ allows us to provide remote management services, whereby personnel are able to monitor revenue and other aspects of an operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions at a facility) by using off-site personnel and equipment. We have begun expanding the facilities where our remote management technology is installed. Additionally, Sphere iQ™ reduces the dependency on local resources by providing remote support for daily revenue reporting and monthly billing maintenance, reducing the cost of local bookkeeping and allowing for increased focus on maximizing revenue.  We expect these businesses to grow as clients focus on improving the profitability of their operations by decreasing labor costs at their locations through remote services.

•

Pursue Opportunistic, Strategic Acquisitions. The outsourced professional services industry and technology companies serving the industry remain fragmented and presents a significant opportunity for us. Given the scale in our existing operating platform, we have a demonstrated ability to successfully identify, acquire and integrate strategic acquisitions. We will continue to selectively pursue acquisitions and joint venture investment opportunities that we believe will help us acquire scale or further enhance our service capabilities and technology offerings.

•

Grow and Expand the Hospitality and Healthcare Businesses. SP+ Hospitality and SP+ Healthcare Services is a leader in the hospitality and healthcare parking and valet industries, and management continues to believe there is significant opportunity to use SP+'s capabilities to further develop a national business in hospitality and healthcare. Our objective is to focus on the most important aspects of the business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our parking and valet business is dependent upon ensuring that its associates deliver excellent service every day. To accomplish this objective, our SP+ University Services™ provides training to our parking and valet associates. SP+ University Services™ continuously provides training to our parking and valet professionals to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality and healthcare experience.

Business Development

We place a specific focus on marketing and relationship efforts that pertain to those clients or prospective clients having a large regional or national presence. Accordingly, we assign dedicated executives to these existing or prospective clients to manage the overall relationship, as well as to reinforce existing account relationships and to develop new relationships, as well as to take any other action that may further our business development interests.

Competition

We face competition from large national competitors and numerous smaller, locally owned independent professional service providers and operators, offering an array of services and professional service solutions, which may include developers, hotels and resorts, airports, airlines, cruise lines, national services companies and other institutions that may elect to internally manage their own professional service offerings. Additionally, technological factors that improve ride-sharing capabilities increase the use of parking aggregators and the use of third-party technology-driven mobility solutions can impact our parking and parking management business. Some of our present and potential competitors have or may be able to obtain greater financial and marketing resources than we have, which may negatively impact our ability to retain existing contracts and gain new contracts. We also face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because of the number of large companies that specialize in these services.

We compete for management contract type clients based on a variety of factors, including fees charged for services, providing a comprehensive suite of technology-driven mobility solutions, ability to generate revenues and control expenses for clients, accurate and timely reporting of operational results, providing high quality customer service and experience, and the ability to anticipate and respond to industry and technology related changes. Factors that affect our ability to compete for lease contract type locations include the ability to make financial commitments, long-term financial stability and the ability to generate revenues and control expenses. Factors affecting our ability to compete for employees include wages, benefits and working conditions.

Support Operations

We maintain regional and city offices throughout the United States, Canada and Puerto Rico. These offices serve as the centralized locations through which we provide the employees to staff our professional services as well as the on-site and support management staff to oversee those operations. Our administrative staff is primarily based in those same offices and facilitate the efficient, accurate and timely production and delivery of client deliverables, such as monthly reporting and invoicing. Having these all-inclusive operations and administrative teams located in regional and city offices throughout the United States, Canada and Puerto Rico allows us to add new professional services for new and existing clients in a seamless and cost-efficient manner.

Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy, and product and technology development are primarily based in our Chicago corporate office, as well as the Nashville support office.

Employees

As of December 31, 2021, we employed approximately 16,600 individuals, including 10,800 full-time and 5,800 part-time employees. Approximately 28% of our employees are covered by collective bargaining agreements and represented by labor unions, which include various local operational employees. Various union locals represent local operational employees in the following cities: Akron (OH), Arlington, Baltimore, Birmingham, Boston, Buffalo, Burbank, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Kansas City, Las Vegas, Los Angeles, Manchester (NH), Meadowlands, Miami, New York City, Newark, Oakland, Ontario (Canada), Orlando, Oxon Hill, Philadelphia, Pittsburgh, Portland, Richmond, San Diego, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Washington, D.C. and Windsor Locks.

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

The health and safety of our employees is of paramount importance. Because the safety is the responsibility of everyone, each employee is expected to take all safety and health polices seriously and help enforce these policies within the workplace. In 2020 and continuing through 2021, we quickly activated comprehensive health and safety protocols to ensure appropriate safety precautions to address COVID-19.

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

Regulation

Our business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate or impose extensive governmental restrictions concerning automobile capacity, pricing, structural integrity and certain prohibited practices. Additionally, many cities impose a tax or surcharge on parking services, which generally range from 10% to 50% of revenues collected. We collect and remit sales/parking taxes and file tax returns for ourselves and on behalf of our clients. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes or to file tax returns for ourselves and on behalf of our clients.

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

In connection with ground transportation services and certain airline and cruise line transportation, baggage services and remote airline check-in services provided to our clients, the U.S. Department of Transportation, including the Transportation Security Administration (the "TSA"), the Federal Aviation Administration (the "FAA") and Department of Homeland Security, and various federal and state agencies, exercise broad powers over these certain transportation services, including shuttle bus operations, baggage delivery services, remote airline check-in, licensing and authorizations, safety, training and insurance requirements. Our employees must also comply with the various safety and fitness regulations promulgated by the U.S. Department of Transportation and other federal agencies, including those related to minimum training hours and requirements, drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations may increase our operating costs.

Regulations by the FAA may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. The 300 feet rule and new regulations may prevent us from using a number of existing spaces during heightened security alerts at airports. Reductions in the number of parking spaces may reduce our operating income and cash flow.

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

Intellectual Property

SP Plus®, SP+® and the SP+ logo, SP+ GAMEDAY®, Sphere TM, Technology by SP+TM (and its related marks), Parking.com, Innovation In Operation®, Standard Parking® and the Standard Parking logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking®, Allright Parking® and Bags®, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility Musical Theme Floor Reminder System. We have also registered the copyright in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URL maketraveleasier.com. We deem our registered service marks to be important, but not critical, to our business and marketing efforts.

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

Risks related to our business and industry

COVID-19 has had, and is expected to continue to have a negative effect on the global economy, the United States economy and the global financial markets, and has disrupted, and is expected to continue to disrupt, our operations and our clients’ operations, all of which have had and will have an adverse effect on our business, financial condition and results of operations.

COVID-19 and the resulting national health emergency has caused significant disruptions in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability.

We are continuing to take precautions to protect the safety and well-being of our employees, clients and customers. However, no assurance can be given that the steps being taken will be adequate or appropriate, nor can we predict the level or duration of disruption that will occur to our ability to continue to provide services to our clients.

The spread of COVID-19, including the spread of the Delta and Omicron variants, are having negative impacts on all aspects of our business, as many of the clients we serve may have reduced, suspended or closed operations. We have been, and will continue to be, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the CDC, and travel bans and restrictions, each of which has impacted, and is expected to continue to impact, the demand for the services we provide, including professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, event logistics, and other technology-driven mobility solutions.

The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to:

•	the duration, scope and severity of COVID-19;
•	the public acceptance of vaccines for COVID-19;
•	the impact on global and regional economies and economic activity, including the duration and magnitude of impact on unemployment rates and consumer spending;
•

the short and longer-term impact on consumer behavior (including the demand for travel and related hospitality services and attendance at concerts, conventions and large public gatherings) and levels of consumer confidence;

•	the short and longer-term impact of statewide stay-at-home orders, including the possible acceleration of the movement toward home office or “work from home” alternatives;
•	the ability of our clients and our customers to navigate the impacts of COVID-19;
•	actions that governments, businesses and individuals take in response to COVID-19, including limiting or banning travel and in-person gatherings; and
•	how quickly economies, travel activity, sporting events, concerts and other social or business functions and gatherings and demand for the related services we provide recover after COVID-19 subsides.

COVID-19 has already subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below.

•

COVID-19 has negatively impacted, and is expected to continue to negatively impact our revenues from the services we provide, which are driven primarily by revenues from commercial, travel, entertainment and leisure-related activities.

•

Our clients may experience a decline in their revenues due to COVID-19, which may cause them to be unable or unwilling to pay us amounts that we are owed on a timely basis or at all, which would adversely affect our revenues and liquidity.

•

Our clients with whom we have management type contracts may also require us to deposit all parking revenues directly into their respective accounts, which is a departure from our typical practice under such contracts of depositing such revenues into one of our accounts and, after withholding and retaining any operating expenses and other amounts for which we are responsible or to which we are entitled, remit funds to the client.  If client requests for such an arrangement are significant, our working capital and liquidity may be adversely affected.

As a result, we have taken steps to reduce operating costs and other expenses while improving efficiency, including eliminating non-essential spending and capital expenditures and suspending our stock repurchase program. Those steps, along with others we have taken and will take in the future, to reduce our costs may not be sufficient to offset any reduction in our revenues and, at the same time, may negatively impact our ability to attract and retain employees and senior management, retain or expand our client and customer base, continue to provide services sufficient to meet customer demand, including, in particular, following the end of COVID-19, and compete with others in our industries, and our reputation, revenues and market share may suffer as a result.

Our ability to grow our company may also be harmed by COVID-19. If COVID-19 or general economic weakness causes further deterioration for the travel, leisure and hospitality industry or the other industries to which we provide services, we may not be able to expand the geographies in which we provide our services or acquire businesses that may enable us to fuel our growth or otherwise execute our strategic growth plan.  In addition, once COVID-19 subsides, certain acquisition or other opportunities to grow our business may no longer be available, because such opportunities may have been pursued by our competitors or such opportunities may be too costly or time-consuming for us to pursue at that time. See “Risks relating to our acquisition strategy may adversely impact our results of operations.” See also “We are subject to intense competition that could constrain our ability to gain business and adversely impact our profitability.”

COVID-19 has caused, and, in the future, may continue to cause, us to incur additional expenses in light of the public health implications posed by COVID-19, including additional or accelerated investments in technology solutions which may be mandated by local, state, federal or other governmental authorities or by recommendations from the CDC.  The cost of investing in, implementing and maintaining such technology may be high, and such technology, whether purchased or developed internally, may not meet our needs or the needs of our clients and customers, in a timely, cost-effective manner or at all. During the course of implementing new technology into our operations, we may experience system interruptions and failures, which may result in additional costs to us. In addition, we may not recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing this or any other new technology into our operations.

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

Changing consumer preferences and legislation affecting our industry or related industries may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.

Increased demand for ride sharing services, such as Uber and Lyft, and car sharing services, like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyzing and responding to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors, including the use of mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces, cannot be predicted with certainty and could change current customers' parking preferences, which may have an impact on the price customers are willing to pay for our services. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may negatively impact parking demand and pricing that a customer would be willing to pay for our services. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by livery service companies, car sharing companies and changing technologies, we could experience a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and our business.

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

We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our third party insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. We are responsible for claims in excess of our insurance policies' limits, and, while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages, including, in particular, due to unforeseen events, such as COVID-19, natural disasters, severe weather conditions, pandemic outbreaks and acts of terrorism and other geopolitical events. In addition, we may sustain material losses resulting from an event or occurrence where our insurance coverage is believed to be sufficient, but such coverage is either inadequate or we cannot access the coverage.  Furthermore, our business interruption insurance, may not provide sufficient coverage, if any, for losses we incur in connection with these events, in addition to other specified exclusions. These scenarios may result in a material adverse impact on our results of operations.

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

In the past, a significant portion of our growth has been generated by acquisitions. In light of recent events related to COVID-19, we expect that there will be a slowdown in the pace or size of our acquisitions, which, in addition to the other factors discussed above, could lead to a slower growth rate. Any acquisition we make may not provide us with any of the benefits that we anticipated or anticipate when entering into such transaction, particularly acquisitions in adjacent professional services. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

•	failure of the acquired business to perform in-line with management expectations or acquisition models;

•	revenue synergies and our ability to cross-sell service offerings to existing clients may be different than management's expectations;
•	costs of integrating the business or synergies anticipated could be different than management's expectations;
•	management time and focus may be diverted from operating our business to acquisition integration;
•	the time frame for integration could be delayed and the related costs may exceed management's expectations;
•	clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;
•	integration of the acquired business’s accounting, information technology, human resources and other administrative systems may fail to permit effective management and expense reduction;
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

•	additional indebtedness incurred as a result of an acquisition may adversely impact our financial position, results of operations and cash flows;
•	we may be subject to additional compliance and other regulatory requirements as a result of the acquired business, including in connection with any new products or services we offer; and
•	unanticipated or unknown liabilities may arise relating to the acquired business.

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

We are particularly exposed to increases in costs for locations that we operate under lease type contracts because we are generally responsible for all the operating expenses of our leased locations. Typically, during the first and fourth quarters of each year, seasonality generally impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, all of which negatively affects operating income.  The impact of COVID-19 on the seasonality of our business specifically, and the performance of our operations generally, will depend on, among other factors, the scale and duration of the pandemic and its impact on regulations, consumer behavior and consumer spending.

Deterioration in economic conditions in general could reduce the demand for our services and, as a result, reduce our earnings and adversely affect our financial condition.

Adverse changes in global, national and local economic conditions could have a negative impact on our business. Adverse economic conditions, including in relation to COVID-19, may result in client's customers reducing their discretionary spending, which includes travel and leisure spending. Because a portion of our revenue is tied to the volume of airline passengers, hotel guests, retail shoppers and sporting event attendees, our business could be adversely impacted by the curtailment of business travel, personal travel or discretionary spending caused by unfavorable changes in economic conditions and/or consumer confidence. Adverse changes in local, regional, national and international economic conditions could depress prices for our services or cause clients to cancel agreements for the services we provide to our clients and their customers.

In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers or who use services in the travel, leisure and hospitality industry. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors could result in the elimination of jobs and high unemployment in the large urban areas where our business operations are concentrated, as has occurred in the wake of COVID-19. In addition, increased unemployment levels, increased office vacancies in urban areas, movement toward home office or “work from home” alternatives or lower consumer spending could reduce demand for our services.

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

Additionally, our systems could be subject to damage or interruption from system conversions, power outages, computer or telecommunications failures, computer viruses and malicious attack, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair and/or replacement costs, experience data loss or theft and impediments to our ability to manage customer transactions, which could adversely affect our operations and our results of operations. The occurrence of acts of cyber terrorism, such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. Any disruptions to our information technology systems, breaches or compromise of data and/or misappropriation of information could result in lost sales, negative publicity, litigation, violation of privacy laws, business interruptions or damage to our reputation that, in turn, could negatively impact our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses potentially incurred and would not remedy any damage to our reputation.

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

When one or more of our major collective bargaining agreements becomes subject to renegotiation or we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. We may not be able to renew existing labor union contracts on acceptable terms, particularly during times of economic distress, and, in such cases, we may not be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt our ability to provide services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2021, approximately 28% of our employees were represented by labor unions and approximately 42% of our collective bargaining contracts are up for renewal in 2022, representing approximately 51% of our employees. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead employees to strike, work slowdown, or other job actions. In a market where we are unionized but our competitors are not unionized, we may lose clients as a result. A strike, work slowdown, or other job actions could disrupt our ability to provide services to our clients, resulting in reduced revenues or contract cancellations. Moreover, negotiating first-time collective bargaining agreements or renewing existing agreements, could result in substantial increases in labor and benefit costs that we may not be able to pass through to clients.

In addition, we make contributions to multi-employer benefit plans on behalf of certain employees covered by collective bargaining agreements, and we could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material. If we become responsible for any such liability or liabilities, we could experience a material adverse impact on our results of operations and financial condition.

Catastrophic events could disrupt our business and services.

Catastrophic events, including natural disasters, severe weather conditions, pandemic outbreaks and acts of terrorism or other geopolitical events, may cause economic dislocations throughout the country, lead to reduced levels of travel and result in an increase in certain costs of providing parking and remote bag check-in and handling services, any of which could negatively affect the use of our services and our operating income. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including the imposition of minimum distances between parking facilities and terminals, resulting in the elimination of parking facilities we manage. We derive a significant percentage of our operating income from parking facilities and parking related services in and around airports. The FAA generally prohibits parking within 300 feet of airport terminals during periods of heightened security. Although the prohibition is not currently in effect, it may be reinstated in the future. The existing regulations governing parking within 300 feet of airport terminals during a period of heightened security or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow from both our leased facilities and those facilities and contracts we operate under management type contracts.

Because our business is affected by weather-related trends, typically in the first and fourth quarters of each year, our results may fluctuate from period to period, which could make it difficult to evaluate our business.

Weather conditions, including fluctuations in temperatures, snow or severe weather storms, heavy flooding, hurricanes or natural disasters, can negatively impact portions of our business. We have from time to time experienced fluctuations in our quarterly results arising from a number of factors, including the following:

•	reduced levels of travel during and as a result of severe weather conditions, which is reflected in lower revenue from our services; and
•	increased cost of services, such as snow removal and longer delivery times for our baggage delivery services.

These factors have typically had negative impacts to our operating income and could cause operating income reductions in the future. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.

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

Additionally, property owners and developers may elect to redevelop existing locations for alternative uses other than parking or significantly reduce the number of existing spaces used for parking at those facilities in which we either lease through a lease type contract or operate through a management type contract. Reductions in the number of parking spaces or potential loss of contracts due to redevelopment by property owners may reduce our operating income and cash flow for both our lease type contracts and those facilities or contracts we operate under management type contracts.

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

•	disruption of our ongoing business, including loss of management focus on the business; and

As a result of future acquisitions or joint ventures in which we may invest, we may need to issue additional equity securities, spend our cash, or incur debt and contingent liabilities, any of which could reduce our profitability and harm our business. In addition, valuations supporting our acquisitions or investments in joint ventures could change rapidly given the global economic environment. We could determine that such valuations have experienced impairments, resulting in other-than-temporary declines in fair value that could adversely impact our financial results.

Risks related to legal and regulatory matters

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could adversely affect our operations and financial condition.

In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these and any other legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the legal proceedings could cause us to incur substantial liabilities that may have a material adverse effect on our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Because our business employs a significant number of employees, we incur risks that these individuals will make claims against us for violating various employment-related federal, state and local laws. Some or all of these claims may lead to litigation, including class action litigation, and there may be negative publicity with respect to any alleged claims. Additionally, we are subject to legal and regulatory risks in the states where we have employees, including, for example, if there are new or unanticipated judicial interpretations of existing laws and those interpretations are applied to employers on a retroactive basis.

We operate in a highly regulated environment, and our compliance with laws and regulations, including any changes thereto, or our non-compliance with such laws and regulations, may impose significant costs on us.

Under various federal, state and local environmental laws, ordinances and regulations, current or previous owners or operators of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in their properties. This could apply to properties we either own or operate. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, we hold a partial ownership interest in four parking facilities, and companies that we previously acquired may have owned a large number of properties that we did not acquire. We may be held liable for certain costs as a result of such previous and current ownership. In addition, from time to time we are subject to legal claims and regulatory actions involving environmental issues at certain locations or otherwise in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations.

In connection with ground transportation services and certain transportation and baggage services provided to our clients, including shuttle bus operations, baggage handling and delivery services and remote airline check-in services, the U.S. Department of Transportation, including the TSA and Department of Homeland Security, and various federal and state agencies exercise broad powers over these transportation and baggage related services, including, licensing and authorizations, safety, training and insurance requirements. Our employees must also comply with the various safety and fitness regulations promulgated by the U.S. Department of Transportation and other federal agencies, including those related to minimum training hours and requirements, drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations, including in the wake of COVID-19. Compliance with such regulations could hamper our ability to provide qualified drivers and increase our operating costs. Our compliance with any new rules and regulations, directives, anticipated rules or other forms of regulatory oversight may have a material adverse effect on our business, financial condition or results of operations.

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

We provide healthcare and other benefits to employees. In certain circumstances, we charge our clients insurance-related costs. Costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care continues and we are unable to raise the rates we charge our clients to cover expenses incurred due to the Patient Protection and Affordable Care Act or other healthcare initiatives, our operating profit could be negatively impacted.

Changes in tax laws or rulings could materially affect our financial position, results of operations, and cash flows.

We are subject to income and other tax laws in the United States (federal, state and local) and other foreign jurisdictions, which include Canada and Puerto Rico. Changes in tax laws, regulations, tax rulings, administrative practices or changes in interpretations of existing laws, could materially affect our business. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, with or without notice, and our effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation, including in the United States (federal, state and local), Canada and Puerto Rico. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on our effective tax rate. Our income tax expense, deferred tax assets and liabilities and our effective tax rates could be affected by numerous factors, including the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, entry into new businesses or geographies, changes to our existing business and operations, acquisitions and investments and how they are financed and changes in the relevant tax, accounting and other laws regulation, administrative practices, principles and interpretations. Additionally, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law, as discussed above, could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.

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

The U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will phase out LIBOR. Banks currently reporting information used to set U.S dollar LIBOR are expected to stop doing so in 2023, and in 2021, the U.S. Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S.dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021.

While various bodies, including governmental agencies, are seeking to identify an alternative rate to replace LIBOR, including the Secured Overnight Financing Rate, there is uncertainty regarding which alternative reference rate will replace LIBOR. We may need to amend certain agreements that use LIBOR as a benchmark, and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. In addition, uncertainty as to the nature of the discontinuation of LIBOR, alternative reference rates or other reforms could have an adverse impact on the market for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Impairment charges could have a material adverse effect on our financial condition and results of operations.

Goodwill represents the excess of the purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. October 1st is our annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends. The goodwill impairment test is performed at the reporting unit level. If the fair value of one of our reporting units is less than its carrying value, we would record impairment for the excess of the carrying amount over the implied fair value. The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of our reporting units and changes in the cost structure of existing facilities.

We evaluate our long-lived assets, including lease right-of-use (“ROU”) and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or asset group, a change in a long-lived asset’s physical condition or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset or asset group. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If we conclude that the projected undiscounted cash flows are less than the carrying amount, impairment would be recorded for the excess of the carrying amount over the estimated fair value. During the year ended December 31, 2021, we concluded that certain ROU assets were impaired and recorded impairment charges amounting to $3.6 million. See Notes 1. Significant Accounting Policies and Practices and Note 2. Leases to our Consolidated Financial Statements for further discussion.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets or asset groups and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19 or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.

We have incurred indebtedness, and we may incur indebtedness in the future, which could adversely affect our financial condition.

Our Amended Credit Agreement (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), which was amended on February 16, 2021, provides for a Senior Credit Facility that includes a $325.0 million revolving credit facility and a $225.0 million term loan that is scheduled to mature in November 2023. The Senior Credit Facility is secured by a lien on all of our assets. In connection with our Amended Credit Agreement, the negative and financial covenants in the Credit Agreement were amended and some additional covenants were added, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Failure to comply with covenants or to meet payment obligations under our Senior Credit Facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

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

The ability to maintain and expand our business will depend, in part, on the availability of adequate capital, which in turn will depend, in large part, on cash flow generated by our business and the availability of equity and debt capital. In addition, the Senior Credit Facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we may not have the ability to obtain adequate capital to maintain and expand our business.

The financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results.

Future revenue and our ability to collect accounts receivable depend in part on the financial strength of our clients. We estimate an allowance for doubtful accounts, which adversely impacts profitability. In the event that any of our clients experience financial difficulty, become unable to obtain financing or seek bankruptcy protection, our profitability could be impacted by our inability to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenue could be reduced by the loss of any such clients or by the cancellation of lease type contracts or management type contracts by clients in bankruptcy.

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

Our future performance depends on the continuing services and contributions of our senior management to execute on our acquisition and growth strategies and to identify and pursue new opportunities. Our future success also depends, in large part, on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or the inability to attract and retain qualified personnel could have a negative effect on our results of operations.

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

Climate change may have a long-term impact on our business.

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting, and may continue to result, in certain natural disasters and adverse weather, such as droughts, wildfires, storms, sea-levels rising and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact employees’ abilities to commute to work or to work from home effectively. Government failure to address climate change could result in greater exposure to economic and other risks from climate change and impact our ability to achieve climate goals.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal support office is located at 200 East Randolph Street, Suite 7700, Chicago, Illinois 60601.

Principal Properties as of December 31, 2021

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

We accrue a charge when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Stock Market LLC under the symbol "SP".

Holders

As of February 14, 2022, we estimate that there were approximately 9,000 registered holders of our common stock.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

We have an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with our initial public offering in 2004. On March 7, 2018, our Board of Directors (“Board”) approved an amendment and restatement of the Plan that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the Plan amendment and restatement on May 8, 2018. Under the Plan, we have granted stock options, stock grants and issued restricted stock units (“RSU’s”) and performance stock units (“PSU’s”) awards to certain employees. Forfeited and expired options under the Plan generally become available for reissuance. Additional information regarding the Plan appears in Note 1. Significant Accounting Policies and Practices and Note 6. Stock-Based Compensation to our Consolidated Financial Statements.

The status of the Plan on December 31, 2021 is as follows:

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future
	Securities to be	Average	Issuance
	Issued Upon	Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights (Column A)	Rights (Column B)	Column A)
Equity compensation plans approved by securities holders (a)	$490,817	$—	$389,545
Equity compensation plans not approved by securities holders	—	—	—
Total	$490,817	$—	$389,545
a)

Securities to be issued comprise of 355,434 RSU’s and 135,383 PSU’s. The weighted average exercise price does not take these awards into account. There were no stock options or grants outstanding as of December 31, 2021.

Stock Performance Graph

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
SP Plus Corporation
S&P 500 Index
S&P SmallCap 600 Commercial & Professional Services

	Years Ended December 31,
Company / Index	2016	2017	2018	2019	2020	2021
SP Plus Corporation	$100.00	$131.79	$104.94	$150.73	$102.42	$100.25
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P SmallCap 600 Commercial & Professional Services	$100.00	$111.86	$108.94	$139.89	$132.69	$157.05

The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2016 to December 31, 2021. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's (“S&P”) 500 Index and the S&P SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2016, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, including statements regarding the anticipated further impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial condition. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance, and SP Plus Corporation’s (“the Company”) actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this Form 10-K. Each of the terms the "We" and "Our" as used herein refers collectively to SP Plus Corporation and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General Overview

In evaluating our financial condition and operating performance, our primary area of focus is on our operating income. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts may cause significant fluctuations in reported revenue and cost of services, those changes will not artificially affect our gross profit. For example, as of December 31, 2021, 86% of our commercial business was operating under management type contracts. Only 64% of total revenue (excluding reimbursed management type contract revenue) for the year ended December 31, 2021, however, was from management type contracts. Under those contracts, the revenue collected from customers belongs to our clients.

We believe that sophisticated clients (which also include property owners) recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 91% and 87% for the years ended December 31, 2021 and 2020, respectively, for the Commercial segment.

Commercial Segment Facilities

In order to mitigate some of the effects from COVID-19, we converted many of our lease locations to management locations during the years ended December 31, 2021 and 2020. In addition, we were able to exit many less profitable contracts, which were for both lease and management locations. The following table reflects our Commercial facilities (by contractual type) operated at the end of the years indicated:

	December 31,
	2021	2020	2019
Lease-type facilities	423	445	609
Management-type facilities	2,601	2,539	2,560
Total Commercial segment facilities	3,024	2,984	3,169

Revenue

We recognize services revenue from our contracts and certain fees for using our technology-driven mobility solutions as the related services are provided. Substantially all of our revenue comes from the following two sources:

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. As discussed in Note 4. Revenue in the notes to the Consolidated Financial Statements, revenue from lease type contracts includes a reduction for certain expenses (primarily rent expense) related to service concession arrangements.

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

Cost of Services (Exclusive of Depreciation and Amortization)

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

Gross Profit

Gross profit equals our revenue less the cost of generating such revenue (“cost of services”). This is one of the key metrics we use to examine our performance because it captures the underlying economic benefit to us of both lease and management type contracts.

General and Administrative Expenses

General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices and supervisory employees.

Depreciation and Amortization

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes, or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives, usually acquired through the acquisition of businesses, are amortized over their remaining estimated useful lives.

Operating Income (Loss)

Operating income represents gross profit less general and administrative expense, depreciation and amortization and impairment of goodwill and intangible assets. This is the key metric our Chief Operating Decision Maker (“CODM”) uses for making decisions, assessing performance and allocating resources to our Operating Segments, Commercial and Aviation.

Goodwill and other Intangible Assets, net

See Item 7. Critical Accounting Policies and Estimates, which describes our policy relating to goodwill and other intangible assets, net.

Goodwill

Due to the impacts of COVID-19 on our operations, revenues for certain markets in which we operate decreased significantly during 2020 as compared to the expectations as of the October 1, 2019 annual impairment test. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on our expected future operating cash flows triggered us to complete a quantitative goodwill impairment analysis for our Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, we determined that the estimated carrying value exceeded implied fair value for the Aviation reporting unit and goodwill was impaired. No impairment was recorded during the year ended December 31, 2021. See Note 10. Goodwill in the notes to the Consolidated Financial Statements for further discussion.

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

Additionally, as a result of the termination of certain contracts within the Aviation reporting unit during August 2020 and the ongoing impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred related to our customer relationships and trade names and trademarks intangible assets. Accordingly, we analyzed undiscounted cash flows for these intangible assets as of August 31, 2020. Based on the undiscounted cash flow analysis, we determined that estimated net carrying values exceeded undiscounted future cash flows for certain customer relationships and trade names and trademarks intangible assets and therefore as of August 31, 2020, certain customer relationships and trade names and trademarks intangible assets were impaired. See Note 9. Other Intangible Assets, net in the notes to the Consolidated Financial Statements for further discussion.

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

Long-Lived Assets

See Item 7. Critical Accounting Policies and Estimates, which describes our policy relating to other long-lived assets.

During the years ended December 31, 2021 and 2020, we determined certain impairment triggers had occurred for certain right-of-use (“ROU”) assets. See Note 1. Significant Accounting Policies and Practices and Note 2. Leases in the notes to the Consolidated Financial Statements for further discussion.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets or asset groups and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our CODM. Our CODM is our chief executive officer. The CODM uses this separate discrete financial information by segment to allocate resources and assess performance, primarily based on operating income.

Our operating segments are Commercial and Aviation, which are described below.

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

The Other segment includes costs related to our operational support teams and costs related to common and shared infrastructure, including finance, accounting, information technology, human resources, procurement and purchasing, legal and corporate development.

In December 2021, due to our continued focus on managing costs as a result of COVID-19, we changed our internal metric for how the CODM evaluates the business to operating income. In addition, we changed our internal segment information reported to the CODM. Certain revenue and expenses previously reported under Other are now included in Commercial and Aviation. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

Analysis of Results of Operations

As a result of COVID-19, we have executed on a strategy to successfully convert certain lease type contracts to management type contracts or terminate certain lease type contracts, which should provide a higher operating income over the contract term. In addition, for those locations that have remained leases, we have worked with landlords to receive rent concessions, receive cost concessions related to service concession arrangements or change lease terms to be more favorable to us. As COVID-19 subsides, we expect these concessions to decline.

New business relates to contracts that started during the current period. Contract terminations relate to contracts that have expired or terminated early during the current period but where we were operating the business in the comparative period presented. Conversions relate to contracts that were converted from lease type contracts to management type contracts after the prior year period.

2021 Compared to 2020

Consolidated results for the years ended December 31, 2021 and 2020, respectively, included the following notable items:

	December 31,		Variance
(millions)	2021	2020	Amount	%
Services revenue(1)	$601.5	$549.0	$52.5	9.6%
Cost of services (exclusive of depreciation and amortization)(2)	421.7	518.6	(96.9)	(18.7)%
General and administrative expenses	88.2	85.4	2.8	3.3%
Depreciation and amortization	25.1	29.3	(4.2)	(14.3)%
Impairment of goodwill and intangible assets	—	135.3	(135.3)	(100.0)%
Operating income (loss)	66.5	(219.6)	286.1	130.3%
Income tax expense (benefit)	10.5	(67.5)	78.0	115.6%
(1)	Excludes Reimbursed management type contract revenue of $575.7 million and $537.9 million for the years ended December 31, 2021 and 2020, respectively.
(2)

Excludes Reimbursed management type contract expense of $575.7 million and $537.9 million for the years ended December 31, 2021 and 2020, respectively. Includes lease impairment of $3.6 million and $97.1 million for the years ended December 31, 2021 and 2020, respectively.

Services revenue increased by $52.5 million, or 9.6%, attributable to the following:

•

Services revenue for lease type contracts increased $26.2 million, or 13.8%, primarily due to an increase in transient revenue as a result of improving business conditions as compared to the year ended December 31, 2020, which was significantly impacted by COVID-19, partially offset by conversions and lower cost concessions related to service concession arrangements of $24.4 million during the year ended December 31, 2021 as compared to $31.1 million during the year ended December 31, 2020.

•

Services revenue for management type contracts increased $26.3 million, or 7.3%, primarily due to an increase in volume based management type contracts as a result of improving business conditions as compared to the year ended December 31, 2020, which was significantly impacted by COVID-19 and revenue from conversions and new business, partially offset by $5.6 million of termination fees received during the year ended December 31, 2020 related to certain terminated Aviation contracts and contract terminations.

Cost of services (exclusive of depreciation and amortization) decreased by $96.9 million, or 18.7%, attributable to the following:

•

Cost of services (exclusive of depreciation and amortization) for lease type contracts decreased $24.4 million, or 12.5%, primarily due to conversions, lower rent expense and a decrease in overall net operating costs, partially offset by lower cost concessions related to rent concessions of $16.6 million during the year ended December 31, 2021 as compared to $25.9 million during the year ended December 31, 2020.

•

Cost of services (exclusive of depreciation and amortization) for management type contracts increased $21.0 million, or 9.3%, primarily due to conversions and new business, partially offset by a decrease in overall net operating costs.

•	We recognized $3.6 million and $97.1 million of impairment charges related to operating lease ROU assets during the years ended December 31, 2021 and 2020, respectively.

General and administrative expenses increased $2.8 million, or 3.3%, primarily related to higher compensation expenses, including performance based compensation, during the year ended December 31, 2021, partially offset by lower restructuring and other costs, cost reduction initiatives and impairment charges of $1.6 million during the year ended December 31, 2020 related to certain abandoned operating leases.

We recognized $135.3 million of impairment charges related to certain finite lived intangible assets and goodwill during the year ended December 31, 2020. Due to the impact of COVID-19 on our operations and the termination of certain Aviation contracts in August 2020, our projected future revenue, profitability and operating cash flows within the Aviation segment were expected to be lower than our prior projections. As a result, the implied fair value of certain asset groups related to finite lived intangible assets within the Aviation segment were lower than their carrying values, resulting in $75.8 million of impairment charges being recorded during the year ended December 31, 2020. In addition, based on the quantitative goodwill impairment analysis performed by us as of August 31, 2020, the estimated carrying value for the Aviation reporting unit exceeded its implied fair value, resulting in $59.5 million of goodwill impairment charges being recorded during the year ended December 31, 2020. No similar impairment charges were recognized during the year ended December 31, 2021.

Our effective tax rate was 22.9% for the year ended December 31, 2021 compared to 28.1% for the year ended December 31, 2020. The decrease in the effective tax rate is due to the finalization of our 2020 U.S. Federal income tax return during the year ended December 31, 2021, which resulted in a $2.0 million additional benefit related to the ability to carryback our 2020 U.S. Federal Net Operating Loss (“NOL”) to previous tax years that had a higher tax rate.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, impairment of goodwill and intangible assets and operating income (loss) by segment for the years ended December 31, 2021 and 2020.

Commercial

	Commercial		Variance
(millions)	2021	2020	Amount	%
Services revenue
Lease type contracts	$206.5	$180.8	$25.7	14.2%
Management type contracts	232.5	218.1	14.4	6.6%
Total services revenue	439.0	398.9	40.1	10.1%
Gross profit
Lease type contracts	41.1	(6.9)	48.0	695.7%
Management type contracts	100.2	89.3	10.9	12.2%
Lease impairment	(3.5)	(97.1)	93.6	96.4%
Depreciation and amortization	(7.9)	(7.6)	(0.3)	(3.9)%
Total gross profit	129.9	(22.3)	152.2	682.5%
General and administrative expenses	21.4	18.6	2.8	15.1%
Depreciation and amortization(1)	5.6	5.9	(0.3)	(5.1)%
Operating income (loss)	$102.9	$(46.8)	$149.7	319.9%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $48.0 million, or 695.7%, to $41.1 million for the year ended December 31, 2021, compared to a loss of $6.9 million for the year ended December 31, 2020. Gross profit increased primarily due to increases in transient revenue and higher cost concessions related to service concession arrangements of $16.1 million during the year ended December 31, 2021 as compared to $4.2 million during the year ended December 31, 2020, as well as lower rent expense, lower bad debt expense, decreases in overall net operating costs and conversions of less profitable leases, partially offset by lower cost concessions related to rent concessions of $16.6 million during the year ended December 31, 2021 as compared to $25.9 million during the year ended December 31, 2020.

•

Management type contracts. Gross profit increased $10.9 million, or 12.2%, to $100.2 million for the year ended December 31, 2021, compared to $89.3 million for the year ended December 31, 2020. Gross profit increased primarily due to an increase in volume based management type contracts, a decrease in overall net operating costs, lower bad debt expense and conversions, partially offset by contract terminations.

•	Lease impairment. We recognized $3.5 million and $97.1 million of impairment charges related to operating lease ROU assets during the years ended December 31, 2021 and 2020, respectively.

•

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 3.9%, to $7.9 million for the year ended December 31, 2021, compared to $7.6 million for the year ended December 31, 2020.

General and administrative expense increased $2.8 million, or $15.1%, to $21.4 million for the year ended December 31, 2021, compared to $18.6 million for the year ended December 31, 2020. The increase was primarily related to higher compensation expenses, including performance based compensation, during the year ended December 31, 2021, partially offset by cost reduction initiatives.

Operating Income increased $149.7 million, or 319.9%, to $102.9 million for the year ended December 31, 2021, compared to a loss of $46.8 million for the year ended December 31. 2020, primarily due to the $93.6 million decrease in lease impairment and the other factors noted above.

Aviation

	Aviation		Variance
(millions)	2021	2020	Amount	%
Services revenue
Lease type contracts	$9.1	$8.6	$0.5	5.8%
Management type contracts	153.4	141.5	11.9	8.4%
Total services revenue	162.5	150.1	12.4	8.3%
Gross profit
Lease type contracts	3.9	1.3	2.6	200.0%
Management type contracts	38.2	43.8	(5.6)	(12.8)%
Lease impairment	(0.1)	-	(0.1)	(100.0)%
Depreciation and amortization	(4.6)	(4.1)	(0.5)	(12.2)%
Total gross profit	37.4	41.0	(3.6)	(8.8)%
General and administrative expenses	11.8	12.0	(0.2)	(1.7)%
Depreciation and amortization(1)	3.8	8.6	(4.8)	(55.8)%
Impairment of goodwill and intangible assets	—	135.3	(135.3)	(100.0)%
Operating income (loss)	$21.8	$(114.9)	$136.7	119.0%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $2.6 million, or 200%, to $3.9 million for the year ended December 31, 2021, compared to $1.3 million for the year ended December 31, 2020. Gross profit increased primarily due to conversions of less profitable leases, a decrease in compensation, benefits and overall net operating costs and an increase in transient revenue, partially offset by lower cost concessions related to service concession arrangements of $8.3 during the year ended December 31, 2021 as compared to $27.1 million during the year ended December 31, 2020.

•

Management type contracts. Gross profit decreased $5.6 million, or 12.8%, to $38.2 million for the year ended December 31, 2021, compared to $43.8 million for the year ended December 31, 2020. Gross profit decreased primarily due to the $5.6 million of termination fees received during the year ended December 31, 2020 related to certain terminated contracts and higher insurance expense, partially offset by an increase in volume based management type contracts, a decrease in bad debt expense, and lower legal fees and overall net operating costs.

•

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million, or 12.2%, to $4.6 million for the year ended December 31, 2021, compared to $4.1 million for the year ended December 31, 2020.

General and administrative expenses decreased $0.2 million, or 1.7%, to $11.8 million for the year ended December 31, 2021, compared to $12.0 million for the year ended December 31, 2020. The decrease is primarily related to cost reduction initiatives and impairment charges related to certain abandoned operating leases during the year ended December 31, 2020, partially offset by higher compensation expenses, including performance based compensation, during the year ended December 31, 2021.

Operating Income increased $136.7 million, or 119.0%, to $21.8 million for the year ended December 31, 2021, compared to a loss $114.9 million for the year ended December 31, 2020, primarily related to the impairment of goodwill and intangible assets of $135.3 million during the year ended December 31, 2020, lower depreciation and amortization expense due to the impairment of intangible assets during the year ended December 31, 2020 and the other factors noted above, partially offset by the $5.6 million of termination fees received during the year ended December 31, 2020.

Other

Operating expenses within the Other segment increased $0.3 million, or 0.5%, to $58.2 million for the year ended December 31, 2021, compared to $57.9 million for the year ended December 31, 2020, primarily due to higher compensation expenses, including performance based compensation, during the year ended December 31, 2021, partially offset by lower restructuring and other costs, lower legal expenses and cost reduction initiatives.

2020 Compared to 2019

Consolidated results for the years ended December 31, 2020 and 2019, respectively, include the following notable items:

	December 31,		Variance
(millions)	2020	2019	Amount	%
Services revenue(1)	$549.0	$934.9	$(385.9)	(41.3)%
Cost of services (exclusive of depreciation and amortization)(2)	518.6	706.8	(188.2)	(26.6)%
General and administrative expenses	85.4	109.0	(23.6)	(21.7)%
Depreciation and amortization	29.3	29.4	(0.1)	(0.3)%
Impairment of goodwill and intangible assets	135.3	—	135.3	100.0%
Operating (loss) income	(219.6)	89.7	(309.3)	(344.8)%
Income tax (benefit) expense	(67.5)	19.4	(86.9)	(447.9)%
(1)	Excludes Reimbursed management type contract revenue of $537.9 million and $728.8 million for the years ended December 31, 2020 and 2019, respectively.
(2)

Excludes Reimbursed management type contract expense of $537.9 million and $728.8 million for the years ended December 31, 2020 and 2019, respectively. Includes lease impairment of $97.1 million for the year ended December 31, 2020.

Services revenue decreased by $385.9 million, or 41.3%, attributable to the following:

•

Services revenue for lease type contracts decreased $219.5 million, or 53.7%, primarily driven by a decrease in transient revenue as a result of COVID-19, as well as conversions during the year ended December 31, 2020 and contract terminations, partially offset by cost concessions related to service concession arrangements of $31.3 million during the year ended December 31, 2020.

•

Services revenue for management type contracts decreased $166.4 million, or 31.6%, primarily due to a decrease in activity for volume based management type contracts as a result of COVID-19 and contract terminations, partially offset by $5.6 million of termination fees received related to certain terminated Aviation contracts during the year ended December 31, 2020, as well as conversions.

Cost of services (exclusive of depreciation and amortization) decreased by $188.2 million, or 26.6%, attributable to the following:

•

Cost of services (exclusive of depreciation and amortization) for lease type contracts decreased $171.9 million, or 46.9%, primarily due to a decrease in compensation, benefits and overall net operating costs, as well as overall lower rent expense, which included the recognition of certain cost concessions related to rent concessions of $25.9 million during the year ended December 31, 2020, partially offset by an increase in legal and bad debt expenses.

•

Cost of services (exclusive of depreciation and amortization) for management type contracts decreased $113.4 million, or 33.4%, primarily due to a decrease in compensation, benefits and overall net operating costs, partially offset by an increase in bad debt and legal expenses.

•

We recognized $97.1 million of impairment charges related to operating lease ROU assets in the Commercial segment during the year ended December 31, 2020. No impairment charge was recognized during the year ended December 31, 2019.

General and administrative expenses decreased $23.6 million, or 21.7%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily related to lower compensation expenses, including performance based compensation, and cost reduction initiatives during the year ended December 31, 2020, partially offset by an increase in restructuring and other costs and impairment charges of $1.6 million during the year ended December 31, 2020 related to certain abandoned operating leases.

We recognized $135.3 million of impairment charges related to certain finite lived intangible assets and goodwill for the year ended December 31, 2020 in the Aviation segment. No similar impairment charges were recognized during the year ended December 31, 2019.

Our effective tax rate was 28.1% for the year ended December 31, 2020 compared to 27.3% for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 reflects the benefit related to the ability to carryback our 2020 U.S. Federal NOL to tax years that had a higher tax rate.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, impairment of goodwill and intangible assets and operating (loss) income by segment for the years ended December 31, 2020 and 2019.

Commercial

	Commercial		Variance
(millions)	2020	2019	Amount	%
Services revenue
Lease type contracts	$180.8	$378.2	$(197.4)	(52.2)%
Management type contracts	218.1	273.0	(54.9)	(20.1)%
Total services revenue	398.9	651.2	(252.3)	(38.7)%
Gross profit
Lease type contracts	(6.9)	33.1	(40.0)	(120.8)%
Management type contracts	89.3	113.4	(24.1)	(21.3)%
Lease impairment	(97.1)	-	(97.1)	(100.0)%
Depreciation and amortization	(7.6)	(6.6)	(1.0)	(15.2)%
Total gross profit	(22.3)	139.9	(162.2)	(115.9)%
General and administrative expenses	18.6	31.9	(13.3)	(41.7)%
Depreciation and amortization(1)	5.9	5.8	0.1	1.7%
Operating (loss) income	$(46.8)	$102.2	$(149.0)	(145.8)%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit decreased $40.0 million, or 120.8%, to a loss of $6.9 million for the year ended December 31, 2020 compared to a gross profit of $33.1 million for the year ended December 31, 2019. Gross profit declined primarily due to a decrease in transient revenue as a result of COVID-19 and higher bad debt expense, partially offset by overall lower rent expense, which included the recognition of certain cost concessions related to rent concessions of $25.9 million during the year ended December 31, 2020, decreases in compensation and benefits, and overall lower net operating costs, as well as the recognition of $4.2 million related to certain cost concessions related to service concession arrangements during the year ended December 31, 2020.

•

Management type contracts. Gross profit decreased $24.1 million, or 21.3%, to $89.3 million for the year ended December 31, 2020, compared to $113.4 million for the year ended December 31, 2019. Gross profit declined primarily due to a decrease in activity for volume based management type contracts as a result of COVID-19 and higher bad debt expense, partially offset by a decrease in compensation, benefits and overall lower net operating costs.

•	Lease impairment. We recognized $97.1 million of impairment charges related to operating lease ROU assets during the year ended December 31, 2020.

•

Depreciation and amortization. Depreciation and amortization expenses increased $1.0 million, or 15.2%, to $7.6 million for the year ended December 31, 2021, compared to $6.6 million for the year ended December 31, 2020, reflecting our investments in Sphere and other technology initiatives.

General and administrative expense decreased $13.3 million, or $41.7%, to $18.6 million for the year ended December 31, 2020, compared to $31.9 million for the year ended December 31, 2020, primarily related to lower compensation expenses, including performance based compensation, and cost reduction initiatives during the year ended December 31, 2020.

Operating loss increased $149.0 million, or 145.8%, to $46.8 million for the year ended December 31, 2020, compared to income of $102.2 million for the year ended December 31. 2020, primarily related to the factors noted above.

Aviation

	Aviation		Variance
(millions)	2020	2019	Amount	%
Services revenue
Lease type contracts	$8.6	$30.7	$(22.1)	(72.0)%
Management type contracts	141.5	253.0	(111.5)	(44.1)%
Total services revenue	150.1	283.7	(133.6)	(47.1)%
Gross profit
Lease type contracts	1.3	8.9	(7.6)	(85.4)%
Management type contracts	43.8	72.7	(28.9)	(39.8)%
Depreciation and amortization	(4.1)	(3.0)	(1.1)	(36.7)%
Total gross profit	41.0	78.6	(37.6)	(47.8)%
General and administrative expenses	12.0	18.3	(6.3)	(34.4)%
Depreciation and amortization(1)	8.6	11.0	(2.4)	(21.8)%
Impairment of goodwill and intangible assets	135.3	—	135.3	100.0%
Operating (loss) income	$(114.9)	$49.3	$(164.2)	(333.1)%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit decreased $7.6 million, or 85.4%, to $1.3 million for the year ended December 31, 2020, compared to $8.9 million for the year ended December 31, 2019. Gross profit decreased primarily due to declines in transient revenue as a result of COVID-19, partially offset by the recognition of certain concessions related to service concession arrangements of $27.1 million during the year ended December 31, 2020, as well as a decrease in variable rent and overall net operating costs.

•

Management type contracts. Gross profit for management type contracts decreased $28.9 million, or 39.8%, to $43.8 million for the year ended December 31, 2020, compared to $72.7 million for the year ended December 31, 2019. Gross profit declined primarily due to decreases in activity for volume based management type contracts as a result of COVID-19 and higher legal and bad debt expenses, partially offset by decreases in overall net operating costs and $5.6 million of termination fees received related to certain terminated contracts during the year ended December 31, 2020.

•

Depreciation and amortization. Depreciation and amortization expenses increased $1.1 million, or 36.7%, to $4.1 million for the year ended December 31, 2021, compared to $3.0 million for the year ended December 31, 2020, reflecting our investments in Sphere and other technology initiatives.

General and administrative expenses decreased $6.3 million, or 34.4%, to $12.0 million for the year ended December 31, 2020, compared to $18.3 million for the year ended December 31, 2019. The decrease is primarily related to lower compensation expenses, including performance based compensation, and cost reduction initiatives during the year ended December 31, 2020, partially offset by impairment charges related to certain abandoned operating leases and higher restructuring and other expenses.

Operating loss increased $164.2 million, or 333.1%, to $114.9 million for the year ended December 31, 2020, compared to income of $49.3 million for the year ended December 31, 2019, primarily due to the impairment of goodwill and intangible assets of $135.3 million during the year ended December 31, 2020 and the factors noted above, partially offset by lower depreciation and amortization expenses as a result of the impairment of intangible assets during the year ended December 31, 2020.

Other

Operating expenses within the Other segment decreased $3.9 million, or 6.3%, to $57.9 million for the year ended December 31, 2020, compared to $61.8 million for the year ended December 31, 2019. The decrease was primarily due to lower compensation expenses, including performance based compensation, and cost reduction initiatives during the year ended December 31, 2020, partially offset by higher restructuring and other costs.

Analysis of Financial Condition

Liquidity and Capital Resources

General

We continually project anticipated cash requirements for our operating, investing and financing needs, as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll, insurance claims, interest and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, distributions to noncontrolling interests, share repurchases and payments on our outstanding indebtedness.

As of December 31, 2021, we had $15.7 million of cash and cash equivalents and $163.9 million of borrowing availability under our Senior Credit Facility (as defined below). COVID-19 and the resulting global disruptions have negatively affected the global economy, as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of COVID-19. In order to lessen the impacts from COVID-19, we have taken actions to improve our liquidity, including, without limitation, by reducing operating expenses and capital expenditures, suspending repurchases of our common stock and maximizing the NOL on our 2020 U.S. Federal income tax return in order to carry back the loss to previous years that had a higher tax rate. Based on these actions and our expectations regarding the impact of COVID-19 on our business, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

As of December 31, 2021, we had total indebtedness of approximately $324.0 million, a decrease of $38.1 million from $362.1 million as of December 31, 2020. The $324.0 million included:

•	$300.1 million under our Senior Credit Facility; and
•	$23.9 million of other debt, including finance lease obligations.

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

As of December 31, 2021, under the terms of the Fourth Amendment, we were required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 4.75:1.0 (with certain step-downs described in the Amended Credit Agreement). In addition, as of December 31, 2021, we were required to maintain a minimum consolidated fixed coverage ratio of not less than 3.0:1:0 (with certain step-ups described in the Amended Credit Agreement).

During the year ended December 31, 2021, we incurred approximately $1.2 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

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

We were in compliance with our debt covenants as of December 31, 2021.

As of December 31, 2021, we had $163.9 million of borrowing availability under the Credit Agreement, of which we could have borrowed $163.5 million on December 31, 2021 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Amended Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2021, we had $46.4 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $302.1 million (excluding debt discount of $0.5 million and deferred financing costs of $1.5 million).

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

In March 2020, the Board authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. We have not repurchased shares under this program.

Since commencement, under all common stock repurchase programs, we have repurchased 2,034,742 shares of common stock through December 31, 2021. The remaining authorized amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of December 31, 2021 were as follows:

(millions)	December 31, 2021
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

Letters of Credit

We provided letters of credit totaling $13.2 million and $14.4 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2021 and 2020, respectively.

We provided $33.2 million and $34.6 million in letters of credit to collateralize other obligations as of December 31, 2021 and 2020, respectively.

Interest Rate Collars

In May 2019, we entered into three-year interest rate collar contracts with an aggregate $222.3 million notional amount. The interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars establish a range where we will pay the counterparties if the one-month U.S. dollar LIBOR rate falls below the established floor rate, and the counterparties will pay us if the one-month U.S. dollar LIBOR rate exceeds the established ceiling rate of 2.5%. The interest rate collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The interest rate collars were classified as cash flow hedges through May 5, 2020. On May 6, 2020, concurrent with entering into the Third Amendment, we de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other expense (income) in the Consolidated Statements of Income (Loss) on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the collars after de-designation are included within Other expense (income) in the Consolidated Statements of (Loss) Income. For the years ended December 31, 2021 and 2020, $2.5 million and $1.6 million of interest was paid related to the interest rate collars, respectively.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $15.7 million and $13.9 million at December 31, 2021 and 2020, respectively. The cash balances reflect our ability to utilize funds deposited into our bank accounts. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years ended December 31,
(millions)	2021	2020	2019
Net cash provided by operating activities	$53.4	$40.2	$76.0
Net cash used in by investing activities	(9.1)	(11.5)	(12.5)
Net cash used in financing activities	(42.4)	(39.0)	(79.4)

Operating Activities

Net cash provided by operating activities increased $13.2 million to $53.4 million during the year ended December 31, 2021 from $40.2 million during the year ended December 31, 2020. The increase in net cash provided by operating activities primarily resulted from higher operating income, net of non-cash related items, due to improving business conditions, partially offset by the early repayment of deferred FICA taxes during the year ended December 31, 2021 and our significant efforts during March 2020 to control working capital to prepare for the uncertainty of COVID-19.

Net cash provided by operating activities decreased $35.8 million to $40.2 million during the year ended December 31, 2020 from $76.0 million during the year ended December 31, 2019. The decrease in net cash provided by operating activities primarily resulted from the impacts of COVID-19, partially offset by lower cash taxes and favorable working capital management.

Investing Activities

Net cash used in investing activities was $9.1 million during the year ended December 31, 2021, a decrease of $2.4 million from $11.5 million during the year ended December 31, 2020. The decrease was primarily due to the noncontrolling interest buyout of $1.7 million during the year ended December 31, 2020 as discussed below. Cash used to purchase leasehold improvements and equipment was $9.6 million during the year ended December 31, 2021 as compared to $8.4 million during the year ended December 31, 2020, reflecting our continued investment in technology initiatives during the year ended December 31, 2021.

Net cash used in investing activities was $11.5 million during the year ended December 31, 2020, a decrease of $1.0 million from $12.5 million during the year ended December 31, 2019. Cash used in to purchase leasehold improvements, equipment and cost of contracts was $11.0 million during the year ended December 31, 2020 as compared to $12.8 million during the year ended December 31, 2019. During the year ended December 31, 2020, we sold investments and equipment for $1.2 million and bought out a minority partner for $1.7 million as part of our decision to convert our agreement with Bradley International Airport to a standard management type agreement.

Financing Activities

Net cash used in financing activities was $42.4 million during the year ended December 31, 2021, an increase of $3.4 million from $39.0 million during the year ended December 31, 2019. The increase was primarily due to higher payments on debt during the year ended December 31, 2021, partially offset by the repurchases of common stock during the year ended December 31, 2020 that were suspended in March 2020.

Net cash used in financing activities was $39.0 million during the year ended December 31, 2020, a decrease of $40.4 million from $79.4 million during the year ended December 31, 2019. The decrease was primarily due to lower repurchases of common stock and lower net payments on the Senior Credit Facility.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes certain contractual obligations at December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant short-term purchase obligations.

	Payments Due by Period
					2027 and
(millions)	Total	2022	2023 - 2024	2025 - 2026	thereafter
Contractual obligations
Operating leases(1)	$309.4	$76.9	$108.4	$64.5	$59.6
Finance leases	23.2	7.5	8.9	2.8	4.0
Service concession arrangements(2)	166.7	66.9	76.6	18.0	5.2
Total contractual obligations	$499.3	$151.3	$193.9	$85.3	$68.8

(1)	Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $2.5 million.
(2)	Represents lease type contracts that meet the definition of service concession arrangements under Topic 853.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. The SEC has defined a company's critical accounting policies and estimates as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base these estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results, which are included in Note 1. Significant Accounting Policies and Practices in the notes to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statement Schedules."

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

We may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, comparable company market valuations, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgement and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Other intangible assets represent assets with finite lives that are amortized over their estimated useful lives. We evaluate the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangibles are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and forecasts. Although we believe the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Long-Lived Assets

We evaluate long-lived assets, including ROU assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors, which could decrease revenues and profitability of existing locations.

Insurance Reserves

We purchase comprehensive casualty insurance covering certain claims that arise in connection with our operations. In addition, we purchase umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by our general / garage, automobile, workers' compensation and garage keepers legal liability policies. As a result, we are effectively self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. We apply the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience and exposures specific to each type of insurance, along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2021, the insurance reserve for general, garage, automobile and workers’ compensation liabilities was $47.6 million, of which $20.0 million and $27.6 million was recorded in Accrued and other current liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of the allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and record adjustments to the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations.

Income Taxes

Income tax expense involves our judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for deductible temporary differences between U.S. generally accepted accounting principles (“GAAP”) amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state NOL carry forwards which expire in 2041. We consider a number of factors in our assessment of the recoverability of our NOL carryforwards including their expiration dates and the limitations imposed due to the change in ownership, as well as future projections of income. Future changes in our operating performance, along with these considerations, may significantly impact the amount of NOLs ultimately recovered, and our assessment of their recoverability.

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

Legal and Other Contingencies

We are subject to claims and litigation in the normal course of our business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of claims and legal proceedings brought against us are subject to uncertainty, we believe the final outcome will not have a material adverse effect on our financial position, results of operations or cash flows.

We accrue a charge when we determine that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss, and if material, disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Senior Credit Facility to finance our operations. The Senior Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit our exposure to an increase in interest rates. See Note 12. Borrowing Arrangements to our Consolidated Financial Statements for further discussion.

If we were to borrow the entire $163.5 million available under the revolving credit facility, a one percent increase in the average market rate would result in an increase in our annual interest expense of $1.6 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Interest Rate Collars

See Item 7 of Part II of this Annual Report on Form 10-K concerning Liquidity and Capital Resources for further discussion regarding our interest rate collars.

Foreign Currency Risk

Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of our investments in Canada. We had approximately $0.7 million of Canadian dollar denominated cash instruments as of December 31, 2021, and no debt instruments denominated in the Canadian dollar as of December 31, 2021. We do not hold any hedging instruments related to foreign currency transactions.

We monitor foreign currency positions and may enter into certain hedging instruments in the future if we determine that exposure to foreign exchange risk has increased.

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

Evaluation of Disclosure Controls and Procedures

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Form 10-K.

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

Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to promote reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of the Effectiveness of Internal Control

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2017 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nomination Process," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Board Committees and Meetings," "Executive Officers" and "Delinquent Section 16(a) Reports" (if any) included in our 2022 Proxy Statement.

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

Information required by this item is incorporated by reference to all information under the caption entitled "Board Committees and Meetings-Committees of the Board-Compensation Committee-Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation" included in our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2022 Proxy Statement.

Item 13.Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nomination Process—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Principal Accounting Fees and Services," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" included in our 2022 Proxy Statement.

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

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Stock Purchase Agreement dated as of October 16, 2018, by and among Craig Mateer, ZWB Holdings, Inc., Rynn's Luggage Corporation and the Company. The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the Securities and Exchange Commission upon request.	8-K	2.1	October 17, 2018

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.	10-K	3.1	December 31, 2008

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.	10-K	3.1.1	December 31, 2008

3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010.	10-Q	3.1.3	June 30, 2010

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010.	10-Q	3.1.4	June 30, 2010

3.1.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013.	8-K	3.1	December 2, 2013

3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.	10-Q	3.1	September 30, 2016

3.2.1	Amendment to Fourth Amended and Restated Bylaws of the Company dated February 19, 2016.	10-Q	3.1.1	September 30, 2016

3.2.2	Amendment to Fourth Amended and Restated Bylaws of the Company dated August 5, 2016.	10-Q	3.1.2	September 30, 2016

4.1	Specimen common stock certificate.	10-K	4.1	December 31, 2015

4.2	Description of the Securities of the Registrant	10-K	4.2	February 22, 2021

10.1	Credit Agreement, dated as of November 30, 2018, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the lenders party thereto.	8-K	10.1	November 30, 2018

10.1.1	First Amendment to Credit Agreement, dated as of February 4, 2019, entered into among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-K	10.1.1	February 27, 2019

10.1.2	Second Amendment to Credit Agreement, dated as of October 30, 2019, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	October 31, 2019

10.1.3	Third Amendment to Credit Agreement, dated as of May 6, 2020, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as Administrative Agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	May 11, 2020

10.1.4	Fourth Amendment to Credit Agreement, dated as of February 16, 2021, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-K	10.1.4	February 22, 2021

10.3+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto.	10-K	10.22.2	December 31, 2012

10.3.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto.	8-K	10.3	March 7, 2005

10.3.2 +	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.	10-K	10.10.2	December 31, 2012

10.3.3+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.	10-Q	10.8	June 30, 2012

10.4+	Amended and Restated Employment Agreement by and between SP Plus Corporation and G Marc Baumann effective as of June 1, 2019.	10-Q	10.1	August 1, 2019

10.5+	Executive Employment Agreement by and between Baggage Airline Guest Services, Inc., and Robert Miles	10-K	10.5	February 22, 2021

10.6+	Executive Employment Agreement dated as of September 10, 2012 and made effective as of October 2, 2012 between the Company and Rob Toy.	10-Q	10.9	September 30, 2012

10.6.1+	First Amendment to Employment Agreement dated as of November 17, 2014 and made effective as of January 1, 2015 between the Company and Rob Toy.	10-K	10.7.1	December 31, 2017

10.6.2+	Second Amendment to Employment Agreement dated February 15, 2017 between the Company and Rob Toy.	10-K	10.12.1	December 31, 2016

10.7+	Amended and Restated Executive Employment Agreement between SP Plus Corporation and Kristopher H. Roy dated as of September 1, 2019	8-K/A	10.1	September 27, 2019

10.8+	SP Plus Corporation Second Amended and Restated Long-Term Incentive Plan, dated as of February 11, 2019.	10-K	10.8	February 27, 2019

10.9+	Form of Performance Share Agreement between the Company and Recipient.	10-K	4.1	December 31, 2015

10.10+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008.	8-K	10.1	July 2, 2008

10.10.1+	First Amendment to Form of the Company's Restricted Stock Unit Agreement.	8-K	10.1	August 6, 2009

10.10.2+	Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011.	8-K	10.1	June 2, 2011

10.10.3	Third Amendment to Form of the Company's Restricted Stock Unit Agreement dated March 2, 2017.	10-Q	10.1	May 6, 2019

10.11	Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.	10-K	10.23	December 31, 2013

10.12	Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC.	10-K	10.24	December 31, 2013

10.13	Form of Property Management Agreement.	10-K	10.30	December 31, 2005

10.14	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.	10-K	10.27	December 31, 2008

10.15	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.	10-K	10.28	December 31, 2008

10.16	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.	10-K	10.29	December 31, 2008

10.17	SP Plus Corporation Long-Term Incentive Plan, as Amended and Restated, adopted as of March 4, 2021	S-8	10.1	May 14, 2021

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm dated as of February 28, 2022.

31.1*	Section 302 Certification dated February 28, 2022 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated February 28, 2022 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer).

31.3*	Section 302 Certification dated February 28, 2022 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2022.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan, contract or agreement.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: February 28, 2022	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G MARC BAUMANN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
G Marc Baumann

/s/ ALICE M. PETERSON	Director	February 28, 2022
Alice M. Peterson
/s/ GREGORY A. REID	Director	February 28, 2022
Gregory A. Reid
/s/ WYMAN T. ROBERTS	Director	February 28, 2022
Wyman T. Roberts
/s/ DIANA L. SANDS	Director	February 28, 2022
Diana L. Sands
/s/ DOUGLAS R. WAGGONER	Lead Independent Director	February 28, 2022
Douglas R. Waggoner

/s/ KRISTOPHER H. ROY	Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)	February 28, 2022
Kristopher H. Roy

/s/ GARY T. ROBERTS	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	February 28, 2022
Gary T. Roberts
8

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SP Plus Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Goodwill impairment
Description of the Matter

The Company’s goodwill balance as of December 31, 2021 was $526.6 million.  As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment at least annually, or more often if events and circumstances indicate the carrying value may not be recoverable. The Company performed its goodwill impairment assessment as of October 1st at the reporting unit level. The Company’s quantitative test for goodwill impairment includes a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s goodwill impairment assessment was complex due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was impacted by assumptions such as the selection of comparable guideline companies and the related valuation multiples, as well as discount rates, revenue and gross profit growth rates, and the terminal value, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above and identification of reporting units.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in evaluating the valuation methods applied and the reasonableness of certain assumptions selected by management. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and reviewed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.  In addition, we tested management’s reconciliation of the fair value of the Company’s reporting units to the overall market capitalization of the Company.

Valuation of insurance reserves for claims incurred but not reported
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company purchases comprehensive liability insurance covering certain claims that occur in its operations, including coverage for general, garage and automobile liabilities. In addition, the Company purchases workers' compensation insurance coverage for all eligible employees and umbrella/excess liability insurance coverage. Under these various insurance policies, the Company is effectively self-insured for all claims up to the retention amount of each loss. Any loss over the retention is the responsibility of the third-party insurer. The Company’s insurance reserves for claims that have been incurred but not reported (IBNR) are based upon historical claims experience and actuarial methods performed by a third-party actuarial advisor. As of December 31, 2021, the insurance reserves for general, garage, automobile and workers’ compensation liabilities are recorded in Accrued and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets for $20.0 million and $27.6 million, respectively.

Auditing management's estimate of insurance reserves was complex due to the use of actuarial methods and assumptions in determining the reserve estimates, including assumptions used for IBNR claims which includes estimating reporting and payment patterns for losses and the count of IBNR claims, as well as expected loss rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s IBNR process, including controls over management’s review of the actuarial analysis and assumptions supporting IBNR reserve calculations and the data inputs provided to the actuary to perform the analysis.

To test the insurance reserves, we performed audit procedures over the completeness and accuracy of the underlying claims data provided to management’s third party actuarial advisers, which is the basis used to estimate total ultimate dollar value of claims and the expected amount of IBNR claims. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies and assumptions applied by management’s third-party actuarial advisers in measuring the actuarially determined reserve. We compared the Company’s recorded reserves to a range which our actuarial specialist developed based on independently selected assumptions.  We also reconciled management’s third-party actuarial advisers’ report to the Company’s insurance liability reserve to amounts recorded by the Company.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1989.

Chicago, Illinois

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SP Plus Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SP Plus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 28, 2022

SP Plus Corporation

Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2021	2020
Assets
Cash and cash equivalents	$15.7	$13.9
Accounts and notes receivable, net	139.6	111.2
Prepaid expenses and other current assets	32.2	26.8
Total current assets	187.5	151.9
Leasehold improvements, equipment and construction in progress, net	48.9	53.3
Right-of-use assets	201.2	235.1
Goodwill	526.6	526.6
Other intangible assets, net	54.4	63.1
Deferred taxes	50.6	63.8
Other noncurrent assets, net	47.0	43.9
Total noncurrent assets	928.7	985.8
Total assets	$1,116.2	$1,137.7
Liabilities and stockholders' equity
Accounts payable	$118.5	$97.8
Accrued and other current liabilities	123.3	112.7
Short-term lease liabilities	65.4	82.1
Current portion of long-term borrowings	25.6	25.0
Total current liabilities	332.8	317.6
Long-term borrowings, excluding current portion	298.4	337.1
Long-term lease liabilities	200.3	243.4
Other noncurrent liabilities	62.6	58.2
Total noncurrent liabilities	561.3	638.7
Total liabilities	$894.1	$956.3
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2021 and 2020; 25,259,201 and 23,224,459 shares issued and outstanding as of December 31, 2021, respectively, and 25,123,128 and 23,088,386 issued and outstanding as of December 31, 2020, respectively	—	—
Treasury stock at cost; 2,034,742 shares as of December 31, 2021 and 2020	(70.6)	(70.6)
Additional paid-in capital	267.5	261.4
Accumulated other comprehensive loss	(2.8)	(4.4)
Retained earnings (accumulated deficit)	28.4	(3.3)
Total SP Plus Corporation stockholders' equity	222.5	183.1
Noncontrolling interest	(0.4)	(1.7)
Total stockholders' equity	222.1	181.4
Total liabilities and stockholders' equity	$1,116.2	$1,137.7

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Income (Loss)

	Years Ended December 31,
(millions, except for share and per share data)	2021	2020	2019
Services revenue
Lease type contracts	$215.6	$189.4	$408.9
Management type contracts	385.9	359.6	526.0
	601.5	549.0	934.9
Reimbursed management type contract revenue	575.7	537.9	728.8
Total services revenue	1,177.2	1,086.9	1,663.7
Cost of services (exclusive of depreciation and amortization)
Lease type contracts	170.6	195.0	366.9
Management type contracts	247.5	226.5	339.9
Lease impairment	3.6	97.1	—
	421.7	518.6	706.8
Reimbursed management type contract expense	575.7	537.9	728.8
Total cost of services (exclusive of depreciation and amortization)	997.4	1,056.5	1,435.6
General and administrative expenses	88.2	85.4	109.0
Depreciation and amortization	25.1	29.3	29.4
Impairment of goodwill and intangible assets	—	135.3	—
Operating income (loss)	66.5	(219.6)	89.7
Other expense (income)
Interest expense	21.2	21.5	18.9
Interest income	(0.4)	(0.5)	(0.3)
Other income	(0.1)	(0.2)	—
Total other expenses	20.7	20.8	18.6
Earnings (loss) before income taxes	45.8	(240.4)	71.1
Income tax expense (benefit)	10.5	(67.5)	19.4
Net income (loss)	35.3	(172.9)	51.7
Less: Net income (loss) attributable to noncontrolling interest	3.6	(0.1)	2.9
Net income (loss) attributable to SP Plus Corporation	$31.7	$(172.8)	$48.8
Common stock data
Net income (loss) per common share
Basic	$1.50	$(8.21)	$2.21
Diluted	$1.48	$(8.21)	$2.20
Weighted average shares outstanding
Basic	21,166,323	21,056,061	22,080,025
Diluted	21,379,983	21,056,061	22,208,032

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(millions)	2021	2020	2019
Net income (loss)	$35.3	$(172.9)	$51.7
Reclassification of de-designated interest rate collars	1.7	1.1	—
Change in fair value of interest rate collars	—	(2.9)	(0.4)
Foreign currency translation (loss) gain	(0.1)	0.1	0.1
Comprehensive income (loss)	36.9	(174.6)	51.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	3.6	(0.1)	2.9
Comprehensive income (loss) attributable to SP Plus Corporation	$33.3	$(174.5)	$48.5

See Notes to Consolidated Financial Statements

SP Plus Corporation

Consolidated Statements of Stockholders' Equity

	Common Stock
				Accumulated	Retained
	Number		Additional	Other	Earnings
	of	Par	Paid-In	Comprehensive	(Accumulated	Treasury	Noncontrolling
(millions, except share data)	Shares	Value	Capital	Loss	Deficit)	Stock	Interest	Total
Balance at January 1, 2018	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	48.8	—	2.9	51.7
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Change in fair value of interest rate collars	—	—	—	(0.4)	—	—	—	(0.4)
Issuance of stock grants	14,076	—	0.8	—	—	—	—	0.8
Issuance of restricted stock units	90,214	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	4.1	—	—	—	—	4.1
Repurchases of common stock	—	—	—	—	—	(47.8)	—	(47.8)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Balance at December 31, 2019	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net loss	—	—	—	—	(172.8)	—	(0.1)	(172.9)
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	1.1	—	—	—	1.1
Change in fair value of interest rate collars	—	—	—	(2.9)	—	—	—	(2.9)
Issuance of stock grants	25,066	—	0.5	—	—	—	—	0.5
Issuance of restricted stock units	66,259	—	—	—	—	—	—	—
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Noncontrolling interest buyout	—	—	(1.7)	—	—	—	—	(1.7)
Repurchases of common stock	—	—	—	—	—	(15.3)	—	(15.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.4)	(1.4)
Balance at December 31, 2020	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	31.7	—	3.6	35.3
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Reclassification of de-designated interest rate collars	—	—	—	1.7	—	—	—	1.7
Issuance of stock grants	13,420	—	0.5	—	—	—	—	0.5
Issuance of restricted stock units	41,517	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	5.6	—	—	—	—	5.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.3)	(2.3)
Balance at December 31, 2021	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2021	2020	2019
Operating activities
Net income (loss)	$35.3	$(172.9)	$51.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment	3.6	234.0	—
Depreciation and amortization	25.1	29.3	29.3
Non-cash stock-based compensation	6.1	0.5	4.9
Provisions for credit losses on accounts receivable	0.8	6.4	1.1
Deferred income taxes	12.6	(52.5)	4.2
Other	0.2	2.0	0.5
Changes in operating assets and liabilities
Accounts and notes receivable	(29.2)	44.6	(12.7)
Prepaid expenses and other current assets	(5.4)	(2.1)	(6.9)
Accounts payable	20.7	(17.5)	5.2
Accrued liabilities and other	(16.4)	(31.6)	(1.3)
Net cash provided by operating activities	53.4	40.2	76.0
Investing activities
Purchases of leasehold improvements and equipment	(9.6)	(8.4)	(10.2)
Cost of contracts	—	(2.6)	(2.6)
Proceeds from sale of other investments and equipment	0.5	1.2	0.3
Noncontrolling interest buyout	—	(1.7)	—
Net cash used in investing activities	(9.1)	(11.5)	(12.5)
Financing activities
Proceeds from credit facility revolver	371.6	484.1	455.6
Payments on credit facility revolver	(387.2)	(488.4)	(470.6)
Payments on credit facility term loan	(15.5)	(11.3)	(11.3)
Payments of debt issuance costs	(1.3)	(1.7)	—
Payments on other long-term borrowings	(7.7)	(5.0)	(2.3)
Distributions to noncontrolling interest	(2.3)	(1.4)	(3.2)
Repurchases of common stock	—	(15.3)	(47.6)
Net cash used in financing activities	(42.4)	(39.0)	(79.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	0.1
Increase (decrease) in cash and cash equivalents	1.8	(10.2)	(15.8)
Cash and cash equivalents at beginning of year	13.9	24.1	39.9
Cash and cash equivalents at end of year	$15.7	$13.9	$24.1
Supplemental disclosures
Cash paid during the period for
Interest	$19.4	$18.8	$17.9
Income taxes	$0.5	$2.4	$15.3

See Notes to Consolidated Financial Statements

SP Plus Corporation

Notes to Consolidated Financial Statements

(millions, except share and per share data)

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for the Company’s clients. The Company provides technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security and event logistics to aviation, commercial, hospitality, healthcare and government clients across North America. The Company typically enters into contractual arrangements with property owners or managers as opposed to owning facilities. Substantially all of the Company’s operations are conducted in the United States.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment in the VIE in accordance with applicable accounting principles generally accepted in the United States (“U.S. GAAP”). As of December 31, 2021 and 2020, assets related to consolidated VIEs were $54.9 million and $38.7 million, respectively, which were primarily related to right-of-use (“ROU”) assets and leasehold improvements, equipment and construction in progress, net. As of December 31, 2021 and 2020, liabilities related to consolidated VIEs were $52.7 million and $45.1 million, respectively, which were primarily related to operating and finance lease liabilities. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current environment.

Foreign Currency Translation

The functional currency of the Company's Canadian operations is the Canadian dollar. Accordingly, assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at the rate in effect on the respective balance sheet date while income and expenses are translated at the weighted-average rates during the respective periods. Translation adjustments resulting from the fluctuations of the Canadian dollar are recorded as a separate component of accumulated other comprehensive loss within the stockholders’ equity. Deferred taxes are not recorded on cumulative Canadian dollar translation adjustments when we expect the Canadian earnings to be permanently reinvested.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and records adjustments to the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations.

Transactions affecting the allowance for doubtful accounts receivable for the years ended December 31, 2021, 2020 and 2019 were as follows:

(millions)	December 31, 2021	December 31, 2020	December 31, 2019
Beginning Balance	$5.1	$1.9	$1.0
Provision for credit losses	0.8	6.4	1.1
Write offs and other	(2.4)	(3.2)	(0.2)
Ending Balance	$3.5	$5.1	$1.9

Leasehold Improvements, Equipment and Construction in Progress, net

Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average remaining life of approximately 3.9 years).

Certain costs incurred in the planning and evaluation stage of internal-use software projects are recorded to expense as incurred. Costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and included as Software within Leasehold improvements, equipment and construction in progress, net, within the Consolidated Balance Sheets. When the internal-use software is ready for its intended use, it is amortized on a straight-line basis over the estimated useful life of the internal-use software, which is typically 3 years.

Cost of Contracts, Net

Cost of contracts, net, represents the cost of obtaining contractual rights associated with providing services for a managed type or lease-type contract. Incremental costs incurred to obtain service contracts are amortized on a straight-line basis over the estimated life of the contracts, including anticipated renewals and terminations. The amortization period is consistent with when the Company satisfies the related performance obligations. Estimated lives are based on the contract life. Effective January 1, 2019, cost of contracts associated with leases within the scope of Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) are included in the right-of-use (“ROU”) assets balance.

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

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines impairment may be present, the Company would need to perform a quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, comparable company market valuations, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgement and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. The Company completed a quantitative test of goodwill as of October 1, 2021, and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to each reporting unit.

Due to the impacts of the COVID-19 pandemic (“COVID-19”) on the Company’s operations during 2020, revenues for certain markets in which the Company operates decreased significantly as compared to expectations as of the October 1, 2019 annual impairment test. In addition, certain Aviation contracts were terminated during August 2020. The termination of these contracts and the ongoing impacts of COVID-19 on the Company’s expected future operating cash flows triggered the Company to complete a quantitative goodwill impairment analysis for the Aviation reporting unit as of August 31, 2020. Based on the quantitative analysis, the Company determined that the estimated carrying value exceeded implied fair value for the Aviation reporting unit and goodwill was impaired. See Note 11. Goodwill in the notes to the Consolidated Financial Statements for further discussion.

Other Intangible Assets, net

Other intangible assets represent assets with finite lives that are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company’s business strategy and forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, difference assumptions and estimates could materially impact reported financial results.

As a result of the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment triggers had occurred related to the Company’s Proprietary know how intangible assets within the Aviation segment as of June 30, 2020. Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted future cash flows for certain Proprietary know how intangible assets and therefore, as of June 30, 2020, certain Proprietary know how intangible assets were impaired.

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

Long-Lived Assets

The Company evaluates long-lived assets, including ROU assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

The Company’s management determined impairment testing triggers had occurred for ROU assets associated with certain asset groups as of September 30, 2021. Accordingly, the Company analyzed undiscounted cash flows for these ROU assets as of September 30, 2021. Based on the undiscounted cash flow analysis, the Company determined that the estimated net carrying value exceeded undiscounted cash flows for one ROU asset and therefore this ROU asset was impaired as of September 30, 2021. The impairment recognized was measured by the amount by which the carrying value of this ROU asset exceeds its fair value. See Note 2. Leases in the notes to the Consolidated Financial Statements for further discussion.

Additionally, the Company’s management determined impairment testing triggers had occurred for ROU assets associated with certain asset groups during the year ended December 31, 2020. Accordingly, the Company analyzed undiscounted cash flows for these ROU assets during the year ended December 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that estimated net carrying values exceeded undiscounted cash flows for these ROU assets and therefore during the year ended December 31, 2020, certain ROU asset groups were impaired. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors, which could decrease revenues and profitability of existing locations.

Accrued and Other Current Liabilities

Components of accrued and other current liabilities for the years ended December 31, 2021 and 2020 were as follows:

(millions)	December 31, 2021	December 31, 2020
Accrued rent	$19.0	$17.3
Compensation and payroll withholdings	25.6	32.0
Property, payroll and other taxes	6.9	4.8
Accrued insurance	20.0	20.1
Accrued expenses	51.8	38.5
Accrued and other current liabilities	$123.3	$112.7

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $27.9 million and $23.2 million are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Long-term debt has a carrying value that approximates fair value because the instruments bear interest at variable market rates.

Insurance Reserves

The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with the Company’s operations. In addition, the Company purchases umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, the Company is obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by the Company’s general / garage, automobile, workers' compensation and garage keepers legal liability policies. As a result, the Company is, effectively self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience and exposures specific to each type of insurance, along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2021 and 2020, the insurance reserve for general, garage, automobile and workers’ compensation liabilities was $47.6 million and $43.5 million, respectively, of which $20.0 million and $20.1 million was recorded in Accrued and other current liabilities as of December 31, 2021 and 2020, respectively, and $27.6 million and $23.4 million was recorded in Other noncurrent liabilities in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure for pending legal claims. See Note 18. Legal and Other Commitments and Contingencies for further discussion.

Services Revenue

The Company's revenues are primarily derived from management type and lease type contracts; whereby the Company provides parking services, parking management, ground transportation services, baggage handling services and other ancillary services to commercial, hospitality, institutional, municipal and aviation clients. Ancillary services include on-site parking management, facility maintenance, ground transportation services, event logistics, remote airline check-in, security services, municipal meter revenue collection and enforcement services, and scheduling and supervising all service personnel, as well as providing customer service, marketing, accounting and revenue control functions necessary to complete such services. Ancillary services also include fees associated with using the Company’s technology-driven mobility solutions, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance (general, workers' compensation and health care) and other value-added services. In accordance with the guidance related to revenue recognition, entities are required to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from lease type contracts, and management fees for services, as the related services are performed. Ancillary services are included in management type contracts and are recognized as revenue as those services are provided.

Reimbursed Management Type Contract Revenue and Expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed by the Company’s clients for operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions as the nature of our performance obligations is for the Company to provide the services on behalf of the customer. As the principal to these related transactions, the Company has control of the promised services before they are provided to the customer.

Cost of Services

The Company recognizes costs for lease type contracts, non-reimbursed costs from management type contracts and reimbursed management type contract expenses as cost of services. Cost of services consists primarily of rent and payroll related costs.

Stock-Based Compensation

Stock-based payments to employees, including grants of restricted stock and performance-based share units, are measured at the grant date, based on the estimated fair value of the award, and the related expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. The Company also grants stock to its Board of Directors (“Board”) on an annual basis, which is recorded as expense at the grant date, based on the fair value of the award. The Company accounts for forfeitures of stock-based awards as they occur. See Note 6. Stock-Based Compensation for further discussion.

Equity Investment in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $10.8 million and $10.1 million as of December 31, 2021 and 2020, respectively, was included in Other noncurrent assets, net within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Consolidated Statements of Income (Loss). The equity earnings in these related investments were $1.4 million, $1.3 million, and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders' percentage share of income (losses) from the subsidiaries in which the Company holds a controlling interest, but less than 100 percent, ownership interest. The results are consolidated and included in the Company’s Consolidated Financial Statements.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for deductible temporary differences between US GAAP amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. The Company has certain state net operating loss (“NOL”) carry forwards which expire in 2041. The Company considers a number of factors in its assessment of the recoverability of its NOL carryforwards including their expiration dates and the limitations imposed due to the change in ownership as well as future projections of income. Future changes in the Company's operating performance, along with these considerations, may significantly impact the amount of NOLs ultimately recovered, and the Company’s assessment of their recoverability.

The Company recognizes deferred tax liabilities related to taxes on certain foreign earnings that were not considered to be permanently reinvested. No deferred tax liabilities were recognized for foreign earnings that were considered to be permanently reinvested. The Company’s foreign operations are not material.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2021, the Company adopted the following ASUs, all of which did not have a material impact on the Consolidated Financial Statements or financial statement disclosures.

ASU	Topic	Method of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	Prospective
2020-10	Codification Improvements	Prospective
2020-03	Codification Improvements to Financial Instruments	Prospective
2020-01	Investments - equity securities; Investment-Equity Method and Joint Ventures; Derivatives and Hedging	Prospective

Accounting Pronouncements to be Adopted

Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. These amendments create an exception to the general recognition and measurement principle for contract assets and liabilities from contracts with customers acquired in a business combination. Under this exception, an acquiring company applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities on the acquisition date. ASC 805 generally requires the acquiring company in a business combination to recognize and measure acquired assets and assumed liabilities at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the standard as of January 1, 2022, which did not impact the Company’s financial position, results of operations, cash flows and financial statement disclosures.

Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The guidance aims to increase transparency about government assistance transactions that are not in the scope of other US GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company early adopted the standard as of January 1, 2022, which did not impact the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

As discussed in Note 1. Significant Accounting Policies and Practices, the Company tests ROU assets when impairment indicators are present. During the year ended December 31, 2021, the Company determined impairment testing triggers had occurred for ROU assets associated with certain asset groups. Therefore, the Company performed an undiscounted cash flow analysis on these ROU assets as of March 31, 2021 and September 30, 2021. Based on the undiscounted cash flow analysis of March 31, 2021 and September 30, 2021, the Company determined these ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair values for these asset groups were determined. The fair values of the ROU assets measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to net carrying values, and as a result, ROU assets held and used with carrying amounts of $5.6 million were determined to have a fair value of $2.0 million, resulting in impairment charges of $3.5 million and $0.1 million in the Commercial and Aviation segments, respectively. The impairment charge of $3.6 million for the year ended December 31, 2021 was included within Lease Impairment in the Consolidated Statements of Income (Loss).

Due to the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined impairment testing triggers had occurred within certain asset groups during the year ended December 31, 2020. Accordingly, the Company performed undiscounted cash flow analyses on certain operating lease ROU assets during the year ended December 31, 2020. Based on the undiscounted cash flow analyses as of March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The estimated fair values were compared to the net carrying values, and, as a result, ROU assets held and used with a carrying amount of $278.9 million were determined to have a fair value of $180.2 million. Accordingly, the Company recorded impairment charges of $98.7 million in the Commercial and Aviation segments for the year ended December 31, 2020, of which $97.1 million is included within Lease impairment in the Consolidated Statements of Income (Loss) and $1.6 million is included within General and administrative expenses in the Consolidated Statements of Income (Loss).

No lease impairment charges were recognized during the year ended December 31, 2019.

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to the COVID-19 pandemic, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and has also elected not to apply modification guidance under Topic 842. These concessions were recognized as a reduction of rent expense in the month they occurred and were recorded within Cost of parking services within the Consolidated Statements of Income (Loss).

As a result of COVID-19, the Company was able to negotiate lease concessions with certain landlords. These rent concessions have been recorded in accordance with the guidance noted above. As a result, the Company recorded $16.6 million and $26.0 million as a reduction to cost of services during the years ended December 31, 2021 and 2020, respectively. As COVID-19 subsides, the Company expects these lease concessions to gradually go away.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification on the Consolidated Balance Sheets as of December 31, 2021 and 2020 were as follows:

(millions)	Classification	2021	2020
Assets
Operating	Right-of-use assets	$201.2	$235.1
Finance	Leasehold improvements, equipment and construction in progress, net	22.4	28.8
Total leased assets		$223.6	$263.9
Liabilities
Current
Operating	Short-term lease liabilities	$65.4	$82.1
Finance	Current portion of long-term borrowings	6.7	7.8
Noncurrent
Operating	Long-term lease liabilities	200.3	243.4
Finance	Long-term borrowings, excluding current portion	14.0	20.5
Total lease liabilities		$286.4	$353.8

The components of lease cost and classification on the Consolidated Statement of Income (Loss) for the years ended December 31, 2021 and 2020 were as follows:

(millions)	Classification	2021	2020
Operating lease (a)(b)	Cost of services - lease type contracts	$57.5	$81.1
Short-term lease (a)	Cost of services - lease type contracts	15.9	22.6
Variable lease	Cost of services - lease type contracts	36.7	20.1
Operating lease cost		110.1	123.8
Finance lease cost
Amortization of leased assets	Depreciation and amortization	5.7	4.2
Interest on lease liabilities	Interest expense	1.0	1.1
Lease Impairment	Lease impairment	3.6	97.1
Lease Impairment	General and administrative expenses	—	1.6
Net lease cost		$120.4	$227.8
(a)

Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $4.1 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively.

(b)	Includes rent concessions amounting to $16.6 and $26.0 million for the years ended December 31, 2021 and 2020, respectively.

Sublease income during the years ended December 31, 2021 and 2020 was $1.4 million and $1.6 million, respectively.

The Company has entered into new operating lease arrangements as of December 31, 2021 that commence in future periods. The total amount of ROU assets and lease liabilities related to these arrangements are immaterial.

Maturities, lease term and discount rate information of lease liabilities as of December 31, 2021 were as follows:

	Operating	Finance
(millions)	Leases	Leases	Total
2022	$76.9	$7.5	$84.4
2023	62.1	5.4	67.5
2024	46.3	3.5	49.8
2025	35.9	1.7	37.6
2026	28.6	1.1	29.7
After 2026	59.6	4.0	63.6
Total lease payments	309.4	23.2	332.6
Less: Imputed interest	43.7	2.5	46.2
Present value of lease liabilities	$265.7	$20.7	$286.4
Weighted-average remaining lease term (years)	5.7	4.8
Weighted-average discount rate	5.2%	4.3%

Future sublease income for the periods shown above was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 were as follows:

(millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$96.4	$120.3
Operating cash outflows related to interest on finance leases	1.0	1.1
Financing cash outflows related to finance leases	7.7	5.2
Leased assets obtained in exchange for new operating lease liabilities	40.7	38.2
Leased assets obtained in exchange for new finance lease liabilities	0.4	16.5

3. Restructuring and Other Costs

The Company has incurred certain restructuring and other costs that were expensed as incurred, which included:

•

Restructuring costs - severance and relocation costs related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives (included within Cost of services and General and administrative expenses within the Consolidated Statements of Income (Loss)); and

•

Other costs - legal and other miscellaneous expenses related to pre-acquisition matters (included within Cost of services and General and administrative expenses within the Consolidated Statements of Income (Loss)).

Restructuring and other costs during the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Cost of services - lease type contracts(1)	$0.2	$0.4	$—
Cost of services - management type contracts(2)	1.8	0.7	—
General and administrative expenses(3)	1.2	6.5	1.3
(1)	Includes severance costs of $0.4 million during the year ended December 31, 2020.
(2)	Includes severance costs of $0.2 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.
(3)	Includes severance costs of $0.2 million and $4.0 million during the years ended December 31, 2021 and 2020, respectively.

The accrual for restructuring and other costs of $1.1 million and $1.2 million is included in Accrued and other current liabilities within the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company may have a bundle of integrated services that comprise one performance obligation and include services such as managing the facility, as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. Management type contract revenues do not include gross customer collections at the managed facilities as these revenues belong to the property owners rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Service concession agreements include both lease type and management type contracts. Revenue generated from service concession arrangements is accounted for under the guidance of Topics 606 and 853. Certain expenses (primarily rental expense) related to service concession arrangements, depreciation and amortization, have been recorded as a reduction of Service revenue - lease type contracts.

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. The Company recorded $24.4 million and $31.3 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the years ended December 31, 2021 and 2020, respectively.

Contract modifications and taxes

Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the parties to the contract have approved changes to or have new enforceable rights and obligations, which may include changes to the contract consideration due to the Company or creates new performance obligations. The Company assesses whether a contract modification results in either a new separate contract, the termination of the existing contract and the creation of a new contract, or modifies the existing contract. Typically, modifications are accounted for prospectively.

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

Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of the reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 19. Segment Information for further information on disaggregation of the Company's revenue by segment.

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

As of December 31, 2021, the Company had $166.7 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

Remaining Performance
(millions)	Obligations
2022	$66.9
2023	46.8
2024	29.8
2025	12.2
2026	5.8
2027 and thereafter	5.2
Total	$166.7

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net and Accrued and other current liabilities, respectively, on the Consolidated Balance Sheets. See Note 1. Significant Accounting Policies and Practices for additional detail on the write-off of accounts receivable. There were no impairment charges recorded on contract assets and liabilities for the years ended December 31, 2021, 2020 and 2019.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of December 31, 2021 and 2020:

(millions)	2021	2020
Accounts receivable	$137.3	$102.7
Contract asset	2.3	8.6
Contract liability	(15.7)	(12.5)

Changes in contract assets, which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances during the years ended December 31, 2021 and 2020:

(millions)	2021	2020
Balance, beginning of year	$8.6	$11.0
Additional contract assets	2.3	8.6
Reclassification to accounts receivable	(8.6)	(11.0)
Balance, end of year	$2.3	$8.6

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the years ended December 31, 2021 and 2020:

(millions)	2021	2020
Balance, beginning of year	$(12.5)	$(19.4)
Additional contract liabilities	(15.7)	(12.5)
Recognition of revenue from contract liabilities	12.5	19.4
Balance, end of year	$(15.7)	$(12.5)

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

See Note 8. Cost of Contracts, net, for the cost of contract expense related to service concession arrangements within the scope of Topic 853 and certain management type contracts. Cost of contracts expense is recorded as a reduction of revenue.

5. Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is based upon the weighted daily average number of shares of common stock outstanding for the period plus all potentially dilutive stock-based awards, including restricted stock and performance share units, using the treasury-stock method. Unvested performance share units are excluded from the computation of weighted average diluted common shares outstanding if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the period. In periods where the Company has a net loss, stock-based awards are excluded from the calculation of net income (loss) per diluted common share, as their inclusion would be anti-dilutive.

Basic and diluted net income (loss) per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding for the years ending December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(millions, except share and per share data)	2021	2020	2019
Net income (loss) attributable to SP Plus Corporation	$31.7	$(172.8)	$48.8
Basic weighted average common shares outstanding	21,166,323	21,056,061	22,080,025
Dilutive impact of share-based awards	213,660	—	128,007
Diluted weighted average common shares outstanding	21,379,983	21,056,061	22,208,032
Net income (loss) per common share
Basic	$1.50	$(8.21)	$2.21
Diluted	$1.48	$(8.21)	$2.20

Due to the net loss during the year ended December 31, 2020, common stock equivalents arising from 51,276 restricted stock units were excluded from the computation.

There were no additional securities that could dilute basic earnings per common share in the future that were not included in the computation of diluted earnings per common share, other than those disclosed.

6. Stock-Based Compensation

The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award based on assumptions, primarily the stock price, as of the grant date. The expense is recognized on a straight-line basis over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. For stock grants in which there is no requisite service period, the Company immediately recognizes the compensation expense. If an award is later modified, the Company may measure the award based on the estimated fair value at the modification date and recognize expense over the remaining requisite employee service period or performance period. The Company accounts for forfeitures of stock-based awards as they occur.

The Company has an amended and restated long-term incentive plan (the "Plan") under which the Company may grant future awards. On March 7, 2018, the Company’s Board of Directors (the “Board”) approved an amendment to the Plan that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the Plan amendment on May 8, 2018. Forfeited awards under the Plan become generally available for reissuance. At December 31, 2021, 389,545 shares remained available for grant under the Plan.

Stock Grants

Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Consolidated Statements of Income (Loss). The Company’s vested stock grants to the Board and related expense for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Year Ended December 31,
(millions, except stock grants)	2021	2020	2019
Vested stock grants	13,420	25,066	14,076
Stock-based compensation expense	$0.5	$0.5	$0.5

Restricted Stock Units

During the year ended December 31, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

No restricted stock units were granted during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company granted of 37,235 restricted stock units, at a weighted average grant date fair value of $33.61, to certain executives that vest over three years from the grant date.

Nonvested restricted stock units as of December 31, 2021, and changes during the year ended December 31, 2021 were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	51,276	$33.24
Granted	313,502	34.45
Vested	(5,615)	26.71
Forfeited	(3,729)	33.95
Nonvested as of December 31, 2021	355,434	$34.40

The Company's stock-based compensation expense related to restricted stock units for the years ended December 31, 2021, 2020 and 2019, which was included in General and administrative expenses within the Consolidated Statements of Income (Loss), was as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Stock-based compensation expense	$4.6	$1.1	$1.1

Unrecognized stock-based compensation expense related to restricted stock units and the respective weighted average periods in which the expense will be recognized as of December 31, 2021 was as follows:

Year Ended December 31,
(millions)	2021
Unrecognized stock-based compensation	$6.6
Weighted average (years)	1.5

Performance Share Units (“PSU’s”)

In September 2014, the Board authorized a performance-based incentive program under the Plan (“Performance-based Incentive Program”), whereby the Company may issue PSU’s to certain individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage the ownership of the Company’s common stock, retain key employees and reward management’s performance. The Performance-Based Incentive Program provides participants with the opportunity to earn vested common stock if certain performance targets are achieved over the cumulative three-year period starting in the year of grant and the participants satisfy service-based vesting requirements. The stock-based compensation expense associated with PSU’s is recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of the performance target defined in the award over the cumulative three-year period.

The Company granted awards during the years ended December 31, 2021, 2020 and 2019 of 50,868, 96,056 and 125,232, respectively, under the Performance-Based Incentive Program. The performance target for the PSU awards granted in 2021 (“2021 PSU’s”) is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over the three-year performance period from 2021 through 2023. The performance target for the awards granted in 2020 (“2020 PSU’s”) and 2019 (“2019 PSU’s”) is based on the achievement of free cash flow before cash taxes and interest payments over the cumulative three-year period starting in the year of grant, subject to certain discretionary adjustments by the Board. Due to the impact of COVID-19 on the Company’s operations, the 2019 PSU’s, which had a weighted average grant date fair value of $33.28, expired in December 31, 2021 and no awards vested, as the target for these awards was not met. In addition, the Company expects that the target for the 2020 PSU’s, which have a weighted average grant date fair value of $37.89, will not be achieved. Therefore, no compensation expense was recognized for the 2020 PSU’s and 2019 PSU’s during the years ended December 31, 2021 and 2020. Additionally, during the year ended December 31, 2020, the Company reversed $1.4 million of compensation expense related to the 2019 PSU’s, which had previously been recognized during the year ended December 31, 2019. The ultimate number of shares issued under the Performance-Based Incentive Program could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the 2021 PSU’s and 2020 PSU’s are 101,736 and 181,504, respectively. The Company is currently recognizing expense for the 2021 PSU’s based on the maximum payout of 101,736 shares.

Due to the impact of COVID-19 on the Company’s operations, during the year ended December 31, 2020, the Compensation Committee of the Board modified the performance target for the awards granted in 2018 (“2018 PSU’s”), as well as evaluated qualitative performance factors for the Company during 2020, which resulted in achievement of 95% of the target for the 2018 PSU’s. The 2018 PSU’s vested as of December 31, 2020. The Company concluded this determination was a Type III modification and compensation expense was recorded based on the fair value of the awards at the date of modification. Had the Compensation Committee not made this determination, the Company would have recorded no compensation expense related to the 2018 PSU’s. The performance targets for the 2019 and 2020 PSU’s were not amended.

Nonvested PSU’s as of December 31, 2021, and changes during the year ended December 31, 2021 were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2020	200,218	$35.27
Granted	50,868	34.97
Forfeited	(3,375)	35.96
Expired	(112,328)	33.28
Nonvested as of December 31, 2021	135,383	$36.79

The Company's stock-based compensation expense (net reduction of expense) related to PSU’s during the years ended December 31, 2021, 2020 and 2019, which is included in General and administrative expenses within the Consolidated Statements of Income (Loss), was as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Stock-based compensation expense	$1.0	$(1.0)	$3.3

Unrecognized stock-based compensation expense related to PSU’s and the respective weighted average periods in which the expense will be recognized as of December 31, 2021 was as follows:

Year Ended December 31,
(millions)	2021
Unrecognized stock-based compensation	$2.5
Weighted average (years)	2.0

Since the Company no longer expects the required performance targets to be achieved for the 2020 PSU’s, no future compensation expense is expected to be recognized for these awards; however, future compensation expense for the 2020 PSU’s could reach a maximum of $6.4 million if certain performance targets are achieved.

7. Leasehold Improvements, Equipment and Construction in Progress, net

Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization for the years ended December 31, 2021 and 2020, were as follows:

		December 31
(millions)	Estimated Useful Life	2021	2020
Equipment	1 - 10 Years	$51.0	$50.1
Software	2 - 5 Years	48.8	42.3
Vehicles	1 - 10 Years	36.2	37.3
Other	3 Years	1.0	0.8
	Shorter of lease term or economic life up to
Leasehold improvements	10 years	16.8	18.0
Construction in progress		7.4	6.8
		161.2	155.3
Accumulated depreciation and amortization		(112.3)	(102.0)
Leasehold improvements, equipment and construction in
progress, net		$48.9	$53.3

Asset additions are recorded at cost, which includes interest on significant projects. Depreciation is recorded on a straight-line basis over their estimated useful lives or the terms of the respective leases, whichever is shorter. Leasehold improvements, equipment and construction in progress are reviewed for impairment when conditions indicate an impairment may be present. If the assets are determined to be impaired, they are either written down or the useful life is adjusted to the remaining period of estimated useful life.

The Company's depreciation and amortization expense related to leasehold improvements and equipment for the years ended December 31, 2021, 2020 and 2019, which was included in Depreciation and amortization expense within the Consolidated Statements of Income (Loss), was as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Depreciation expense and amortization	$16.4	$15.3	$12.8

8. Cost of Contracts, net

Cost of contracts, net, as of December 31, 2021 and 2020 was as follows:

	December 31,
(millions)	2021	2020
Cost of contracts	$23.3	$26.0
Accumulated amortization	(19.5)	(21.2)
Cost of contracts, net	$3.8	$4.8

The Company's amortization expense related to costs of contracts for the years ended December 31, 2021, 2020 and 2019, which was included in Services revenue within the Consolidated Statements of Income (Loss), was as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Cost of contracts expense	$1.0	$1.0	$0.7
Weighted average life (years)	7.0	7.8	10.0

9. Other Intangible Assets, net

The components of other intangible assets, net, as of December 31, 2021 and 2020, were as follows:

		December 31,
		2021			2020
	Weighted
	Average	Intangible		Intangible	Intangible		Intangible
	Life	Assets,	Accumulated	Assets,	Assets,	Accumulated	Assets,
(millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Covenant not to compete	1.9	$2.9	$(2.3)	$0.6	$2.9	$(1.3)	$1.6
Trade names and trademarks	2.0	0.9	(0.5)	0.4	0.9	(0.2)	0.7
Proprietary know how	2.8	3.8	(1.3)	2.5	3.8	(0.4)	3.4
Management contract rights	7.2	81.0	(47.7)	33.3	81.0	(42.6)	38.4
Customer relationships	12.1	21.5	(3.9)	17.6	21.5	(2.5)	19.0
Other intangible assets, net	8.5	$110.1	$(55.7)	$54.4	$110.1	$(47.0)	$63.1

Amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019, which was included in Depreciation and amortization within the Consolidated Statements of Income (Loss), was as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Amortization expense	$8.7	$13.2	$15.1

The expected future amortization of intangible assets as of December 31, 2021 was as follows:

(millions)	Intangible asset amortization
2022	$8.1
2023	8.0
2024	7.3
2025	6.6
2026	6.1
2027 and thereafter	18.3
Total	$54.4

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impact of COVID-19 on the Company’s expected future operating cash flows, the Company determined certain impairment testing triggers had occurred for Proprietary know how intangible assets as of June 30, 2020.

Accordingly, the Company analyzed undiscounted cash flows for these intangible assets as of June 30, 2020 and determined the carrying value for the Proprietary know how assets was higher than their projected undiscounted cash flows. As a result, the Company recorded $3.7 million of impairment charges within the Aviation segment during the year ended December 31, 2020, which was recognized within Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss).

Additionally, due to the termination of certain contracts within the Aviation segment during August 2020 and the impact of COVID-19 on the Company's expected future operating cash flows, the Company analyzed undiscounted cash flows for customer relationships and trade names and trademarks as of August 31, 2020. The Company determined the carrying values for certain customer relationships and trade names and trademarks were higher than their projected undiscounted cash flows. As a result, the Company recorded $72.1 million of impairment charges within the Aviation segment during the year ended December 31, 2020, which was recognized within Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss).

The fair value of these intangible assets were classified as Level 3 in the fair value hierarchy. See Note 11. Fair Value Measurement for further discussion.

No impairment charges were recorded during the years ended December 31, 2021 and 2019.

10. Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2021 and 2020 were as follows:

(millions)	Commercial	Aviation	Total
Net book values as of January 1, 2020
Goodwill	$377.0	$209.0	$586.0
Accumulated impairment losses	—	—	—
Total	$377.0	$209.0	$586.0
Impairment	—	(59.5)	(59.5)
Foreign currency translation	$0.1	$—	$0.1
Net book value as of December 31, 2020
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6
Net book value as of December 31, 2021
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6

As discussed in Note 1. Significant Accounting Policies and Practices, due to the impacts of COVID-19, revenues for certain markets in which the Company operates dropped significantly during 2020 as compared to the expectations as of the October 1, 2019 annual impairment test. The implied fair value was determined based on cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, assumed discount rates based upon current market conditions and other valuation factors. As a result, the Company recorded a $59.5 million impairment charge during the year ended December 31, 2020, which was recognized in Impairment of goodwill and intangible assets in the Consolidated Statements of Income (Loss). The fair value of goodwill was classified as Level 3 in the fair value hierarchy. See Note 11 Fair Value Measurement for further discussion.

No impairment charges were recorded during the years ended December 31, 2021 and 2019.

11. Fair Value Measurement

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

Cash and cash equivalents are financial assets measured at fair value on a recurring basis. See Note 1. Significant Accounting Policies and Practices for further discussion. Interest rate collars are financial liabilities measured at fair value on a recurring basis. See Note 12. Borrowing Arrangements for further discussion.

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

Non-financial assets, such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of the Company’s goodwill and intangible assets are not estimated if there is no change in events or circumstances that indicate the carrying amount of the goodwill and intangible assets may not be recoverable. During the years ended December 31, 2021 and 2020, the Company measured certain assets at fair value, which resulted in impairment charges. The fair value of these assets were determined using a discounted cash flow (“DCF”) model, which estimated the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model included the Company’s future projections of cash operating income, capital expenditures and current discount rates.

For those assets and asset groups for which impairment was recorded, the fair value as of the measurement date, net book value as of December 31, 2021 and related impairment charges during the years ended December 31, 2021 and 2020, were as follows:

	Year ended December 31, 2021			As of December 31, 2021
		As of Measurement Date
(millions)	Measurement Date	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value of Assets Assessed for Impairment
ROU assets	March 31, 2021	$0.1	$—
ROU assets	September 30, 2021	3.5	2.0
Total of ROU assets impaired		$3.6	$2.0	$1.9

	Year ended December 31, 2020			As of December 31, 2020
		As of Measurement Date
(millions)	Measurement Date	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value of Assets Assessed for Impairment
ROU assets	March 31, 2020	$77.5	$147.4
ROU assets	June 30, 2020	16.7	26.2
ROU assets	September 30, 2020	1.6	1.6
ROU assets	December 31, 2020	2.9	5.0
Total of ROU assets impaired		98.7	180.2	121.4
Goodwill - Aviation reporting unit	August 31, 2020	59.5	149.5	149.5
Proprietary know how	June 30, 2020	3.7	3.9
Customer relationships	August 31, 2020	69.2	4.6
Trade names and trademarks	August 31, 2020	2.9	0.5
Total Other intangible assets, net		75.8	9.0	8.3

There were no impairment charges during the years ended December 31, 2019.

Financial Instruments Not Measured at Fair Value

The fair value of the Senior Credit Facility and other obligations approximates the carrying amount due to variable interest rates and would be classified as Level 2. See Note 12. Borrowing Arrangements for further information.

12. Borrowing Arrangements

Long-term borrowings, as of December 31, 2021 and 2020, in order of preference, were as follows:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2021	2020
Senior Credit Facility, net of original discount on borrowings (1)	November 30, 2023	$301.6	$332.3
Other borrowings (2)	Various	23.9	31.5
Deferred financing costs		(1.5)	(1.7)
Total obligations		324.0	362.1
Less: Current portion of long-term borrowings		25.6	25.0
Total long-term obligations, excluding current portion		$298.4	$337.1

(1)	Includes discount on borrowings of $0.5 million and $0.9 million as of December 31, 2021 and 2020, respectively.
(2)	Includes finance lease liabilities of $20.7 million and $28.3 million as of December 31, 2021 and 2020, respectively. See Note 2. Leases for further discussion.

At December 31, 2021, the future maturities of debt, including capitalized leases, were as follows:

(millions)
2022	$26.7
2023	290.1
2024	3.2
2025	1.5
2026	0.9
Thereafter	3.6
Total	$326.0

Senior Credit Facility

On February 16, 2021 (the “Fourth Amendment Effective Date”), the Company entered into the fourth amendment (the “Fourth Amendment”) to the Company’s credit agreement (as amended prior to the Fourth Amendment Effective Date (as defined below), the “Credit Agreement”). Prior to the Fourth Amendment Effective Date and pursuant to the third amendment (the “Third Amendment”) to the Credit Agreement, which was entered into on May 6, 2020, the Senior Credit Facility permitted aggregate borrowings of $595.0 million consisting of (i) a revolving credit facility of up to $370.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which the Company withdrew on November 30, 2018). Pursuant to the Credit Agreement as amended by the Fourth Amendment (the “Amended Credit Agreement”), the aggregate commitments under the revolving credit facility decreased by $45.0 million to $325.0 million.

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

As of December 31, 2021, under the terms of the Fourth Amendment, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Fourth Amendment) of not greater than 4.75:1.0 (with certain step-downs described in the Amended Credit Agreement). In addition, as of December 31, 2021, the Company was required to maintain a minimum consolidated fixed coverage ratio of not less than 3.0:1.0 (with certain step-ups described in the Amended Credit Agreement).

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

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Amended Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Amended Credit Agreement did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above.

As of December 31, 2021, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

At December 31, 2021, the Company had $46.4 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $302.1 million.

The weighted average interest rate on the Company's Senior Credit Facility and Former Restated Credit Facility was 3.6% for the years ended December 31, 2021 and 2020. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% at December 31, 2021 and 2020.

Interest Rate Collars

The Company seeks to minimize risks from interest rate fluctuations in the ordinary course of business through the use of interest rate collar contracts. Interest rate collars, which are considered derivative instruments, are used to manage interest rate risk associated with the Company’s floating rate debt. The Company accounts for its derivative instruments at fair value. Derivatives held by the Company are usually designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income (Loss) on a straight-line basis over the life of the original designation period, with any subsequent changes in fair value recognized in earnings.

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million and maturity dates of April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars established a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The interest collars settle monthly through the maturity date. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the Third Amendment. The fair value of the interest rate collars is a Level 2 fair value measurement, as the fair value is determined based on quoted prices of similar instruments in active markets. As of December 31, 2021 and 2020, the liability for Interest rate collars of $0.7 million and $3.1 million was included in Other noncurrent liabilities in the Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss is being reclassified to Other expense in the Consolidated Statements of Income (Loss) on a straight-line basis through April 2022, which is over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation are included within Other expense in the Consolidated Statements of Income (Loss). For the years ended December 31, 2021 and 2020, $2.5 million and $1.6 million, respectively, of interest was paid for the interest rate collars.

See Note 17. Comprehensive Income (Loss) for the amount of loss recognized in Other Comprehensive income (loss) on the interest rate collars and the loss reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) during years ended December 31, 2021 and 2020.

Summarized information about the Company’s interest rate collars was as follows:

Interest Rate Collars
December 31, 2021
		Interest Rate Parameters
(millions)	Maturity Date	Notional Amount	LIBOR Ceiling	LIBOR Floor
Collar 1	April 2022	$74.1	2.5%	1.2%
Collar 2	April 2022	74.1	2.5%	1.3%
Collar 3	April 2022	74.1	2.5%	1.4%
Total		$222.3

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the convertible debentures were no longer redeemable for shares. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature April 1, 2028 at $25 per share. There were no redemptions of Convertible Debentures during the years ended December 31, 2021 and 2020, respectively. The approximate redemption value of the Convertible Debentures outstanding as of December 31, 2021 and December 31, 2020 was $1.1 million.

13. Stock Repurchase Program

In July 2019, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the year ended December 31, 2020, the Company repurchased 393,975 shares of common stock at an average price of $38.78 under this program. During the year ended December 31, 2021, no shares were repurchased under this program.

In March 2020, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. No shares have been repurchased under this plan.

As of December 31, 2021, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through December 31, 2021, in order to improve the Company's liquidity during COVID-19, the Company suspended repurchases under the stock repurchase programs.

Share repurchase activity under the stock repurchase programs for the years ended December 31, 2021 and 2020 was as follows:

(millions, except for share and per share data)	December 31, 2021	December 31, 2020
Total number of shares repurchased	—	393,975
Average price paid per share	$—	$38.78
Total value of stock repurchased	$—	$15.3

The remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of December 31, 2021 was as follows:

(millions)	December 31, 2021
Total authorized repurchase amount	$100.00
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

14. Income Taxes

Earnings (loss) before income taxes during the years ended December 31, 2021, 2020 and 2019, was as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
United States	$44.8	$(240.1)	$69.7
Foreign(1)	1.0	(0.3)	1.4
Total	$45.8	$(240.4)	$71.1
(1)	Canada and Puerto Rico

The components of income tax expense (benefit) during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Current
U.S. Federal	$(3.2)	$(15.3)	$9.6
Foreign(1)	0.2	0.2	0.9
State	1.0	0.1	4.7
Total current	(2.0)	(15.0)	15.2
Deferred
U.S. Federal	9.7	(40.7)	2.9
Foreign(1)	0.1	—	(0.1)
State	2.7	(11.8)	1.4
Total deferred	12.5	(52.5)	4.2
Income tax expense (benefit)	$10.5	$(67.5)	$19.4
(1)	Canada and Puerto Rico

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for U.S. GAAP purposes and the amount used for income tax purposes.

Components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
(millions)	2021	2020
Deferred tax assets
NOL carry forwards and tax credits	$23.9	$23.5
Lease liability	71.7	87.9
Accrued expenses	14.9	15.2
Accrued compensation	9.3	8.4
Depreciation	24.6	17.2
Other	1.4	3.4
Total deferred tax assets	145.8	155.6
Valuation allowances	(10.9)	(10.7)
Net deferred tax assets	134.9	144.9
Deferred tax liabilities
Prepaid expenses	(0.1)	(0.2)
ROU asset	(53.7)	(62.8)
Undistributed foreign earnings	(0.2)	(0.2)
Depreciation and amortization	(9.4)	—
Goodwill amortization	(16.3)	(13.0)
Equity investments in unconsolidated entities	(4.6)	(4.9)
Total deferred tax liabilities	(84.3)	(81.1)
Total net deferred tax asset	$50.6	$63.8

Changes affecting the valuation allowances on deferred tax assets during the years ended December 2021, 2020, and 2019, were as follows:

	December 31,
(millions)	2021	2020	2019
Beginning Balance	$10.7	$8.3	$8.1
Current year expense	0.2	2.4	0.2
Ending Balance	$10.9	$10.7	$8.3

The accounting guidance for income taxes requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income and potential tax planning strategies. The Company has valuation allowances of $10.9 million and $10.7 million as of December 31, 2021 and 2020, respectively, primarily related to the Company’s state NOLs, foreign tax credits and state tax credits that the Company believes are not likely to be realized based on its estimates of future foreign and state taxable income, limitations on the uses of its state NOLs and the carryforward life over which the state tax benefit is realized.

The Company has $21.2 million of tax effected state NOLs as of December 31, 2021, which will expire in the years 2022 through 2041. As noted above, the utilization of NOLs of the Company are limited.

A reconciliation of the Company's reported income tax provision to the amount computed by multiplying earnings (loss) before income taxes by the statutory United States federal income tax rate for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Year Ended December 31,
(percentages)	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	1.4%	(0.3)%	1.1%
State taxes, net of federal benefit	6.8%	5.8%	6.3%
Effect of foreign tax rates	0.5%	(0.1)%	0.8%
Federal net operating loss carryback rate differential	(4.4)%	2.5%	—
Noncontrolling interest	(1.7)%	—	(0.8)%
Current year adjustment to deferred taxes	—	—	1.1%
Recognition of tax credits	(1.0)%	0.2%	(2.5)%
	22.6%	29.1%	27.0%
Change in valuation allowance	0.3%	(1.0)%	0.3%
Effective tax rate	22.9%	28.1%	27.3%

Due to the Coronavirus Aid, Relief, and Economic Security Act in 2020, the Company was able to carry back its 2020 U.S. Federal taxable loss to the 2015 and 2016 tax years, which had a higher corporate tax rate. As a result, based on the Company’s initial estimates as of December 31, 2020, the Company recorded an income tax refund receivable of $15.4 as of December 31, 2020, which was included in Prepaid and other current assets within the Consolidated Balance Sheets. During the year ended December 31, 2021, the Company finalized its 2020 U.S. Federal income tax return, which resulted in a $5.1 million increase of the income tax refund receivable, of which $2.0 million related to the additional benefit recognized due to the ability to carryback the Company’s 2020 U.S. Federal taxable loss to tax years 2015 and 2016. The $20.5 million income tax refund receivable was included in Prepaid and other current assets within the Consolidated Balance Sheets as of December 31, 2021.

Taxes paid were $0.5 million, $2.4 million and $15.3 million in the years ended December 31, 2021, 2020 and 2019, respectively.

The Company has elected the period cost method to account for any tax liability subject to Global Intangible Low Taxes Income (“GILTI”). The GILTI amount recognized during the years ended December 31, 2021 and 2020, was not significant.

As of December 31, 2021 and 2020, the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.

The Company would recognize potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2021 were as follows:

2018 - 2021	United States - federal income tax
2017 - 2021	United States - state and local income tax
2017 - 2021	Foreign - Canada and Puerto Rico

15. Benefit Plans

Deferred Compensation Arrangements

The Company offers deferred compensation arrangements for certain key executives. Certain employees are offered supplemental pension arrangements, subject to their continued employment by the Company, in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2021 and 2020, the Company had $3.1 million and $3.4 million, respectively, recorded as Other noncurrent liabilities within the Consolidated Balance Sheets, representing the present value of the future benefit payments. Expenses related to these plans amounted to $0.2 million for the years ended December 31, 2021, 2020 and 2019.

The Company also has agreements with certain former key executives that provide for aggregate annual payments over periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation cost was $0.2 for the year ended December 31, 2021 and $0.3 million for both the years ended December 31, 2020 and 2019. As of December 31, 2021 and 2020, the Company had $2.0 million and $2.2 million, respectively, recorded as Other noncurrent liabilities within the Consolidated Balance Sheets, associated with these agreements.

Life insurance contracts with a face value of approximately $4.8 million as of December 31, 2021 and 2020 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts was approximately $3.5 million and $3.4 million as of December 31, 2021 and 2020, respectively, and classified as Other noncurrent assets, net, within the Consolidated Balance Sheets. The plan is a non-qualified plan and not subject to ERISA funding requirements.

Defined Contribution Plans

The Company sponsors savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The plan is a qualified defined contribution plan 401(k). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. As a result of COVID-19, during the second quarter of 2020 and through September 30, 2021, the Company suspended the Company match under the plan. The Company reinstituted the Company match during the fourth quarter of 2021. Expenses related to the Company's 401(k) match amounted to $0.6 million, $0.9 million, and $2.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The Company also offers a non-qualified deferred compensation plan to those employees whose participation in the 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2021 and 2020, the cash surrender value of the COLI policies was $23.9 million and $20.3 million, respectively, and classified as Other noncurrent assets, net, within the Consolidated Balance Sheets. The liability for the non-qualified deferred compensation plan is included in Other noncurrent liabilities within the Consolidated Balance Sheets and was $23.2 million and $20.3 million as of

December 31, 2021 and 2020, respectively. As a result of COVID-19, during the second quarter of 2020, the Company suspended participation in the non-qualified deferred compensation plan. The Company reinstituted the participation for employees in the non-qualified deferred compensation plan as of January 1, 2021.

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

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds for the plan years ending February 28, 2021 and November 30, 2021, respectively. The Company does not represent more than five percent to any other fund. The Company's participation in these plans for the annual periods ended December 31, 2021, 2020 and 2019, is discussed in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implementation" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented. Finally, the "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

										Zone
										Status
		Pension Protection								as of the	Expiration
	EIN/	Zone Status				Contributions (millions)				Most	Date of
	Pension				FIP/FR					Recent	Collective
	Plan				Pending				Surcharge	Annual	Bargaining
Pension	Number	2021	2020	2019	Implementation	2021	2020	2019	Imposed	Report	Agreement
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$2.9	$0.3	$3.1	No	2021	3/6/2022
Local 272 Labor Management	13-5673836	Green	Green	Green	N/A	$0.9	$1.1	$1.3	No	2021	10/31/2026

Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $0.8 million, $1.2 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company currently does not have any intentions to cease participating in these multiemployer pension plans.

16. Bradley Agreement

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

The total deficiency repayments (net of payments made), interest and premium received and recognized under the Bradley Agreement for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year Ended December 31
(millions)	2021	2020	2019
Deficiency repayments	—	$0.1	$3.8
Interest	—	0.1	1.0
Premium	—	—	0.4

Deficiency payments made under the Bradley Agreement were recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received under the Bradley Agreement were recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium was recognized when received.

On June 30, 2020, concurrent with the termination of the Bradley Agreement and effective as of May 31, 2020, the Company entered into an agreement to purchase the minority partners’ share in the Partnership previously established to execute the Bradley Agreement for a total cash consideration of $1.7 million. Under the terms of the Termination Agreement, the Company may be required to pay additional consideration (“contingent consideration”) to the minority partner, that is contingent on the performance of the operations of Bradley. The contingent consideration is not capped and if any amount is due, would be payable to the minority partner in April 2025. Based on a probability weighting of potential payouts, the criteria to accrue for such potential payments has not been met and the contingent consideration was estimated to have no fair value as of December 31, 2021 and 2020. The Company will continue to evaluate the criteria for making these payments in the future and accrue for such potential payments if deemed necessary.

17. Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the income tax benefit allocated to each component for the years ended December 31, 2021, 2020, and 2019, were as follows:

	2021			2020			2019
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$0.1	$—	$0.1	$0.1	$—	$0.1
De-designation of interest rate collars	2.3	0.6	1.7	1.5	0.4	1.1	—	—	—
Change in fair value of interest rate collars	—	—	—	(4.0)	(1.1)	(2.9)	(0.6)	(0.2)	(0.4)
Other Comprehensive income (loss)	$2.2	$0.6	$1.6	$(2.4)	$(0.7)	$(1.7)	$(0.5)	$(0.2)	$(0.3)

The changes to accumulated other comprehensive loss by component for the years ended December 31, 2021, 2020, and 2019, were as follows:

			Total
	Foreign		Accumulated
	Currency		Other
	Translation	Interest Rate	Comprehensive
(millions)	Adjustments	Collars	Loss
Balance as of January 1, 2019	$(2.4)	$—	$(2.4)
Other comprehensive (loss) income before reclassification	0.1	(0.4)	(0.3)
Balance as of December 31, 2019	(2.3)	(0.4)	(2.7)
Other comprehensive (loss) income before reclassification	0.1	(2.9)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	—	1.1	1.1
Balance as of December 31, 2020	(2.2)	(2.2)	(4.4)
Other comprehensive (loss) income before reclassification	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	1.7	1.7
Balance as of December 31, 2021	$(2.3)	$(0.5)	$(2.8)

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019, were as follows:

(millions)	2021	2020	2019	Classification in the Consolidated Statements of (Loss) Income
Interest Rate Collars:
Net realized loss	$2.3	$1.5	$—	Other expenses
Reclassifications before tax	2.3	1.5	—
Income tax benefit	0.6	0.4	—
Reclassifications, net of tax	$1.7	$1.1	$—

18. Legal and Other Commitments and Contingencies

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

The Company accrues a charge when it determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss, and if material, discloses the estimated range. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevent the Company from determining such a range. The Company regularly evaluates current information available to the Company to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

19. Segment Information

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

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The Company’s CODM is the Company’s chief executive officer.

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate other expense (income), interest expense (benefit) or income tax expense (benefit) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

In December 2021, due to the Company’s continued focus on managing costs as a result of COVID-19, the Company changed its internal metric for how the CODM evaluates the business and allocates resources to operating income. In addition, the Company changed its internal segment information reported to the CODM. Certain revenue and expenses previously reported under Other are now included in Commercial and Aviation. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s operating segments are Commercial and Aviation:

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

The Other segment includes costs related to our operational support teams and costs related to the common and shared infrastructure, including finance, accounting, information technology, human resources, procurement and purchasing, legal and corporate development.

Revenue, cost of services, general and administrative expenses, depreciation and amortization, impairment of goodwill and intangible assets and operating income (loss) by operating segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(millions)	2021	2020	2019
Services revenue
Commercial
Lease type contracts	$206.5	$180.8	$378.2
Management type contracts	232.5	218.1	273.0
Total Commercial	439.0	398.9	651.2
Aviation
Lease type contracts	9.1	8.6	30.7
Management type contracts	153.4	141.5	253.0
Total Aviation	162.5	150.1	283.7
Reimbursed management type contract revenue	575.7	537.9	728.8
Total services revenue	$1,177.2	$1,086.9	$1,663.7
Cost of services (exclusive of depreciation and amortization)
Commercial
Lease type contracts	$165.4	$187.7	$345.1
Management type contracts	132.3	128.8	159.6
Lease impairment	3.5	97.1	—
Total Commercial	301.2	413.6	504.7
Aviation
Lease type contracts	5.2	7.3	21.8
Management type contracts	115.2	97.7	180.3
Lease impairment	0.1	—	—
Total Aviation	120.5	105.0	202.1
Reimbursed management type contract expense	575.7	537.9	728.8
Total cost of services (exclusive of depreciation and amortization)	$997.4	$1,056.5	$1,435.6
General and administrative expenses
Commercial	$21.4	$18.6	$31.9
Aviation	11.8	12.0	18.3
Other	55.0	54.8	58.8
Total general and administrative expenses	$88.2	$85.4	$109.0
Depreciation and amortization
Commercial(1)	$13.5	$13.5	$12.4
Aviation(2)	8.4	12.7	14.0
Other	3.2	3.1	3.0
Total depreciation and amortization	$25.1	$29.3	$29.4
Impairment of goodwill and intangible assets
Aviation	—	135.3	—
Total impairment of goodwill and intangible assets	$—	$135.3	$—
Operating income (loss)
Commercial	$102.9	$(46.8)	$102.2
Aviation	21.8	(114.9)	49.3
Other	(58.2)	(57.9)	(61.8)
Total operating income (loss)	$66.5	$(219.6)	$89.7
(1)

Includes depreciation and amortization expenses related to cost of services activities of $7.9 million, $7.6 million and $6.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

(2)

Includes depreciation and amortization expenses related to cost of services activities of $4.6 million, $4.1 million and $3.0 million during the years ended December 31, 2021, 2020, and 2019 respectively.