Form 10-Q
period 2022-03-31
SP Plus Corp
filed 2022-05-05
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2022
Common Stock, $0.001 par value per share	23,261,694	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$23.4	$15.7
Accounts and notes receivable, net	136.0	139.6
Prepaid expenses and other current assets	13.3	32.2
Total current assets	172.7	187.5
Leasehold improvements, equipment and construction in progress, net	52.1	48.9
Right-of-use assets	191.1	201.2
Goodwill	526.7	526.6
Other intangible assets, net	51.6	54.4
Deferred taxes	49.3	50.6
Other noncurrent assets, net	45.6	47.0
Total noncurrent assets	916.4	928.7
Total assets	$1,089.1	$1,116.2
Liabilities and stockholders’ equity
Accounts payable	$118.5	$118.5
Accrued and other current liabilities	111.9	123.3
Short-term lease liabilities	63.4	65.4
Current portion of long-term borrowings	25.4	25.6
Total current liabilities	319.2	332.8
Long-term borrowings, excluding current portion	286.2	298.4
Long-term lease liabilities	187.8	200.3
Other noncurrent liabilities	60.7	62.6
Total noncurrent liabilities	534.7	561.3
Total liabilities	$853.9	$894.1
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 25,296,436 and 23,261,694 shares issued and outstanding as of March 31, 2022, respectively, and 25,259,201 and 23,224,459 shares issued and outstanding as of December 31, 2021, respectively	—	—
Treasury stock, at cost; 2,034,742 shares as of March 31, 2022 and December 31, 2021	(70.6)	(70.6)
Additional paid-in capital	269.3	267.5
Accumulated other comprehensive loss	(2.3)	(2.8)
Retained earnings	39.1	28.4
Total SP Plus Corporation stockholders’ equity	235.5	222.5
Noncontrolling interest	(0.3)	(0.4)
Total stockholders’ equity	235.2	222.1
Total liabilities and stockholders’ equity	$1,089.1	$1,116.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2022	March 31, 2021
Services revenue
Lease type contracts	$62.6	$42.7
Management type contracts	121.8	86.0
	184.4	128.7
Reimbursed management type contract revenue	165.4	118.0
Total services revenue	349.8	246.7
Cost of services (exclusive of depreciation and amortization)
Lease type contracts	52.0	35.3
Management type contracts	81.0	55.0
Lease impairment	—	0.1
	133.0	90.4
Reimbursed management type contract expense	165.4	118.0
Total cost of services (exclusive of depreciation and amortization)	298.4	208.4
General and administrative expenses	24.5	21.0
Depreciation and amortization	6.8	6.3
Operating income	20.1	11.0
Other expense (income)
Interest expense	4.8	5.8
Interest income	(0.2)	(0.1)
Total other expenses	4.6	5.7
Earnings before income taxes	15.5	5.3
Income tax expense	4.2	1.4
Net income	11.3	3.9
Less: Net income attributable to noncontrolling interest	0.6	1.6
Net income attributable to SP Plus Corporation	$10.7	$2.3
Common stock data
Net income per common share
Basic	$0.50	$0.11
Diluted	$0.50	$0.11
Weighted average shares outstanding
Basic	21,226,952	21,113,494
Diluted	21,338,299	21,304,068

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(millions) (unaudited)	March 31, 2022	March 31, 2021
Net income	$11.3	$3.9
Reclassification of de-designated interest rate collars	0.4	0.4
Foreign currency translation gain	0.1	—
Comprehensive income	11.8	4.3
Less: Comprehensive income attributable to noncontrolling interest	0.6	1.6
Comprehensive income attributable to SP Plus Corporation	$11.2	$2.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2022 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1
Net income	—	—	—	—	10.7	—	0.6	11.3
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	37,235	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.8	—	—	—	—	1.8
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	23,261,694	$—	$269.3	$(2.3)	$39.1	$(70.6)	$(0.3)	$235.2

Three months ended March 31, 2021 (unaudited)
	Common Stock
(millions, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	2.3	—	1.6	3.9
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	35,902	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.9	—	—	—	—	0.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2021	23,205,424	$—	$262.3	$(4.0)	$(1.0)	$(70.6)	$(0.5)	$186.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2022	March 31, 2021
Operating activities
Net income	$11.3	$3.9
Adjustments to reconcile net income to net cash provided (used in) by operations:
Impairment	—	0.1
Depreciation and amortization	6.8	6.3
Non-cash stock-based compensation	1.8	0.9
(Reversals) provisions for credit losses on accounts receivable	(0.3)	0.3
Deferred income taxes	1.2	1.4
Other	0.9	1.3
Changes in operating assets and liabilities
Accounts and notes receivable	3.9	8.8
Prepaid expenses and other current assets	18.9	(4.7)
Accounts payable	—	1.3
Accrued liabilities and other	(18.1)	(20.6)
Net cash provided by (used in) operating activities	26.4	(1.0)
Investing activities
Purchases of leasehold improvements and equipment	(2.3)	(2.3)
Cost of contracts	—	(0.4)
Proceeds from sale of equipment	0.1	0.1
Net cash used in investing activities	(2.2)	(2.6)
Financing activities
Payments on credit facility revolver	(118.3)	(83.1)
Proceeds from credit facility revolver	108.7	97.4
Payments on credit facility term loan	(4.2)	(2.8)
Payments of debt issuance costs	—	(1.3)
Payments on other long-term borrowings	(2.3)	(2.1)
Distributions to noncontrolling interest	(0.5)	(0.4)
Net cash (used in) provided by financing activities	(16.6)	7.7
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Increase in cash and cash equivalents	7.7	4.1
Cash and cash equivalents at beginning of year	15.7	13.9
Cash and cash equivalents at end of period	$23.4	$18.0
Supplemental disclosures
Cash paid (received) during the period for:
Interest	$4.5	$5.0
Income taxes	$(20.6)	$0.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Notes to Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for the Company’s clients. The Company provides technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security and event logistics to aviation, commercial, hospitality, healthcare and government clients across North America. The Company typically enters into contractual agreements with property owners or managers as opposed to owning facilities. Substantially all of the Company’s operations are conducted in the United States.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the financial statements have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or the fiscal year ending December 31, 2022. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 with the Securities and Exchange Commission.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment in the VIE in accordance with applicable U.S. GAAP. As of March 31, 2022 and December 31, 2021, assets related to consolidated VIEs were $55.3 million and $54.9 million, respectively, which were primarily related to right-of-use (“ROU”) assets and leasehold improvements, equipment and construction in progress, net. As of March 31, 2022 and December 31, 2021, liabilities related to consolidated VIEs were $52.6 million and $52.7 million, respectively, which were primarily related to operating and finance lease liabilities. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.8 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively, and were included in Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $11.3 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively, was included in Other noncurrent assets, net, within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.9 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of equity investments of unconsolidated entities, advances, deposits and cost of contracts, net, as of March 31, 2022 and December 31, 2021.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of insurance, accrued rent, compensation, payroll withholdings, property, payroll and other taxes and other accrued expenses as of March 31, 2022 and December 31, 2021.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income (losses) from the subsidiaries in which the Company holds a controlling interest, but less than 100 percent, ownership interest. The results of these subsidiaries are consolidated and included in the Condensed Consolidated Financial Statements.

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

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If the Company determines impairment is present, the Company would need to perform a quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, comparable company market valuations, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. The Company also assesses critical areas that may impact its business, including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Other Intangible Assets, net

Other intangible assets represent assets with finite lives that are amortized on a straight-line basis over their estimated useful lives. The Company evaluates other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible assets are complex and subjective, and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

For both goodwill and intangible assets, future events may indicate differences from management’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of the ongoing COVID-19 pandemic (“COVID-19”), increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

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

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability of existing locations.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2022, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on the Condensed Consolidated Financial Statements or financial statement disclosures.

ASU	Topic	Method of Adoption
2021-10	Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance	Prospective
2021-08	Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	Prospective

2. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within leased parking facilities.

The Company accounts for leases in accordance with Topic 842. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU asset includes cumulative prepaid or accrued rent, as well as lease incentives, initial direct costs and acquired lease contracts. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases were not recorded within the Condensed Consolidated Balance Sheets.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease expense is recognized on a straight-line basis over the lease term.

For leases that include one or more options to renew, the exercise of such renewal options is at the Company's sole discretion or mutual agreement. The Company’s lease term may include renewal options that are at the Company’s sole discretion and are reasonably certain to be exercised. Equipment and vehicle leases may also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

In April 2020, the FASB provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to COVID-19, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and also elected not to apply modification guidance under Topic 842. These concessions were recognized as a reduction of rent expense in the month they occurred and were recorded in Cost of services – lease type contracts within the Condensed Consolidated Statements of Income.

As a result of COVID-19, the Company has been able to negotiate lease concessions with certain landlords. These rent concessions were recorded in accordance with the guidance noted above. As a result, the Company recorded $2.2 million and $5.0 million related to rent concessions as a reduction to Cost of services – lease type contracts during the three months ended March 31, 2022 and 2021, respectively.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification within the Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 were as follows:

(millions)	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$191.1	$201.2
Finance	Leasehold improvements, equipment and construction in progress, net	24.7	22.4
Total leased assets		$215.8	$223.6
Liabilities
Current
Operating	Short-term lease liabilities	$63.4	$65.4
Finance	Current portion of long-term borrowings	7.0	6.7
Noncurrent
Operating	Long-term lease liabilities	187.8	200.3
Finance	Long-term borrowings, excluding current portion	15.6	14.0
Total lease liabilities		$273.8	$286.4

The components of lease cost and classification in the Condensed Consolidated Statements of Income during the three months ended March 31, 2022 and 2021 (unaudited) were as follows:

		Three Months Ended
(millions)	Classification	March 31, 2022	March 31, 2021
Operating lease cost (a)(b)	Cost of services - lease type contracts	$15.1	$14.0
Short-term lease (a)	Cost of services - lease type contracts	5.1	4.7
Variable lease	Cost of services - lease type contracts	14.5	3.6
Operating lease cost		34.7	22.3
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.3	1.5
Interest on lease liabilities	Interest expense	0.2	0.3
Lease impairment	Lease impairment	—	0.1
Net lease cost		$36.2	$24.2

(a)	Operating lease cost included General and administrative expenses related to leases for office space amounting to $1.0 million during the three months ended March 31, 2022 and 2021.
(b)	Included rent concessions amounting to $2.2 and $5.0 million during the three months ended March 31, 2022 and 2021, respectively.

Sublease income was $0.3 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively.

The Company has not entered into operating lease arrangements as of March 31, 2022 that commence in future periods.

Maturities, lease term and discount rate information of lease liabilities as of March 31, 2022 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2022	$56.3	$6.1	$62.4
2023	62.7	6.2	68.9
2024	46.9	4.4	51.3
2025	36.5	2.5	39.0
2026	29.2	1.8	31.0
After 2026	59.7	4.2	63.9
Total lease payments	291.3	25.2	316.5
Less: Imputed interest	40.1	2.6	42.7
Present value of lease liabilities	$251.2	$22.6	$273.8
Weighted-average remaining lease term (years)	5.6	4.7
Weighted-average discount rate	5.2%	4.2%

Future sublease income for the above periods shown was excluded, as the amounts are not material.

Supplemental cash flow information related to leases during the three months ended March 31, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$23.4	$24.0
Operating cash outflows related to interest on finance leases	0.2	0.3
Financing cash outflows related to finance leases	1.7	2.1
Leased assets obtained in exchange for new operating liabilities	2.8	1.7
Leased assets obtained in exchange for new finance lease liabilities	3.7	—

3. Restructuring and Other Costs

The Company has incurred certain restructuring and other costs that were expensed as incurred, which included:

•

Restructuring costs - severance and relocation costs related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives (included in Cost of services and General and administrative expenses within the Condensed Consolidated Statements of Income); and

•

Other costs - legal and other miscellaneous expenses related to pre-acquisition matters (included in Cost of services and General and administrative expenses within the Consolidated Statements of Income).

Restructuring and other costs during the three months ended March 31, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Commercial
Cost of services - lease type contracts	$—	$0.2
Cost of services - management type contracts	—	1.0
General and administrative expenses	0.1	—
Aviation
Cost of services - management type contracts	—	0.6
General and administrative expenses(1)	0.1	0.5
Other
General and administrative expenses(1)	—	0.2
Total restructuring and other costs
Cost of services - lease type contracts	—	0.2
Cost of services - management type contracts	—	1.6
General and administrative expenses(1)	0.2	0.7
Total	$0.2	$2.5
(1)

Included severance costs of $0.1 million within the Aviation segment during the three months ended March 31, 2022 and $0.1 million within the Other segment during the three months ended March 31, 2021.

The accrual for restructuring and other costs of $0.9 million and $1.1 million was included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021, respectively.

4. Revenue

Contracts with customers and clients

The Company accounts for a contract when it has the approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the contract should be accounted for as more than one performance obligation. Substantially all of the Company’s revenues come from the following two types of arrangements: Lease type and Management type contracts.

Lease type contracts

Under lease type arrangements, the Company receives all revenue, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. Performance obligations related to lease type contracts including parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. As noted in Note 1. Significant Accounting Policies and Practices and in accordance with

Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue.

Management type contracts

Management type contract revenues consist of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company may have a bundle of integrated services that comprise one performance obligation and include services such as managing the facility, as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. Management type contract revenues do not include gross customer collections at the managed facilities as these revenues belong to the property owners rather than the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Revenue generated from service concession arrangements is accounted for under the guidance of Topics 606 and 853. Certain expenses (primarily rental expense) as well as depreciation and amortization, related to service concessions arrangements for lease type contracts, are recorded as a reduction of Service revenue - lease type contracts.

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. The Company recorded $3.2 million and $13.4 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the three months ended March 31, 2022 and 2021, respectively.

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

Reimbursed management type contract revenue and expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions, as the nature of its performance obligation is for the Company to provide the services on behalf of the client. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the client.

Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of the reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 13. Segment Information for further information on disaggregation of the Company's revenue by segment.

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

As of March 31, 2022, the Company had $172.8 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2022	$57.3
2023	52.9
2024	33.3
2025	15.0
2026	8.4
2027 and thereafter	5.9
Total	$172.8

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, within the Condensed Consolidated Balance Sheets. There were no impairment charges recorded on contract assets and contract liabilities during the three months ended March 31, 2022 and 2021.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of March 31, 2022 (unaudited) and December 31, 2021:

(millions)	March 31, 2022	December 31, 2021
Accounts receivable	$136.0	$137.3
Contract assets	—	2.3
Contract liabilities	(8.2)	(15.7)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Balance, beginning of period	$2.3	$8.6
Additional contract assets	—	6.0
Reclassification to accounts receivable	(2.3)	(8.6)
Balance, end of period	$—	$6.0

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Balance, beginning of period	$(15.7)	$(12.5)
Additional contract liabilities	(8.2)	(8.2)
Recognition of revenue from contract liabilities	15.7	12.5
Balance, end of period	$(8.2)	$(8.2)

Cost of contracts, net

Cost of contracts, net, represents the cost of obtaining contractual rights associated with providing services for management type contracts. Cost of contracts are amortized on a straight-line basis over the estimated life of the contracts, including anticipated renewals and terminations. The amortization period is consistent with the timing of when the Company satisfies the related performance obligation. Estimated lives are based on the contract life.

Cost of contracts expense related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue.  Cost of contracts expense during three months ended March 31, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Cost of contracts expense	$0.2	$0.2

As of March 31, 2022 (unaudited) and December 31, 2021, cost of contracts, net of accumulated amortization, included in Other noncurrent assets within the Condensed Consolidated Balance Sheets was $3.6 million and $3.8 million, respectively. No impairment charges were recorded during the three months ended March 31, 2022 and 2021, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to claims and litigation in the normal course of its business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of current claims and legal proceedings brought against the Company are subject to significant uncertainty, management believes the final outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6. Other Intangible Assets, net

The components of other intangible assets, net, as of March 31, 2022 (unaudited) and December 31, 2021, were as follows:

		March 31, 2022			December 31, 2021
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	1.7	$1.6	$(1.1)	$0.5	$2.9	$(2.3)	$0.6
Trade names and trademarks	1.7	0.9	(0.5)	0.4	0.9	(0.5)	0.4
Proprietary know how	2.7	3.8	(1.5)	2.3	3.8	(1.3)	2.5
Management contract rights	7.0	81.0	(49.0)	32.0	81.0	(47.7)	33.3
Customer relationships	9.9	21.5	(5.1)	16.4	21.5	(3.9)	17.6
Other intangible assets, net	7.6	$108.8	$(57.2)	$51.6	$110.1	$(55.7)	$54.4

Amortization expense related to intangible assets during the three months ended March 31, 2022 and 2021, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Amortization expense	$2.8	$2.1

7. Goodwill

The changes in the carrying amounts of goodwill during the three months ended March 31, 2022 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2021
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6
Foreign currency translation	0.1	—	0.1
Net book value as of March 31, 2022
Goodwill	$377.2	$209.0	$586.2
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.2	$149.5	$526.7

8. Borrowing Arrangements

Long-term borrowings, as of March 31, 2022 (unaudited) and December 31, 2021, in order of preference, were as follows:

	Amount Outstanding
(millions)	March 31, 2022	December 31, 2021
Senior Credit Facility, net of original discount on borrowings(1)	$287.8	$301.6
Other borrowings(2)	25.2	23.9
Deferred financing costs	(1.4)	(1.5)
Total obligations	311.6	324.0
Less: Current portion of long-term borrowings	25.4	25.6
Total long-term borrowings, excluding current portion	$286.2	$298.4
(1)	Includes discount on borrowings of $0.5 million as of March 31, 2022 and December 31, 2021, respectively.
(2)	Includes finance lease liabilities of $22.6 million and $20.7 million as of March 31, 2022 and December 31, 2021, respectively.

Senior Credit Facility

On April 21, 2022 (the “Fifth Amendment Effective Date”), the Company entered into a fifth amendment (the “Fifth Amendment”) to the Company’s credit agreement (as amended prior to the Fifth Amendment Effective Date, the “Credit Agreement”; the Credit Agreement, as amended by the Fifth Amendment, the “Amended Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; certain subsidiaries of the Company, as guarantors; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to the Company a senior secured credit facility (the “Senior Credit Facility”). Prior to the Fifth Amendment Effective Date and pursuant to the fourth amendment (the “Fourth Amendment”) to the Credit Agreement, which was entered into on February 16, 2021, the Senior Credit Facility permitted aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which included a letter of credit facility that was limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which the Company drew on November 30, 2018). Among other things, the Fifth Amendment extended the maturity date of the Senior Credit Facility to April 21, 2027 and increased the aggregate commitments under the revolving credit facility by $75.0 million to $400.0 million. Prior to the Fifth Amendment Effective Date, the outstanding principal balance under the term loan facility was $182.8 million. Pursuant to the terms of the Fifth Amendment, the Company received an additional advance under the term loan facility in an aggregate principal amount of $17.2 million on April 21, 2022, so that as of the Fifth Amendment Effective Date the outstanding balance thereunder was $200.0 million.

In addition, the Fifth Amendment transitioned all loans under the Senior Credit Facility that bore interest at the London Interbank Offered Rate (“LIBOR”) to a forward-looking SOFR term interest rate administered by CME (“Term SOFR”). As of the Fifth Amendment Effective Date, borrowings under the Senior Credit Facility bear interest, at the Company’s option, at the (i) Term SOFR plus a credit spread adjustment, subject to a “floor” on Term SOFR of 0.00%, or a successor rate to SOFR approved in accordance with the terms of the Amended Credit Agreement or (ii) a base rate consisting of the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate or (z) a daily rate equal to Term SOFR for an interest period of one-month plus 1.0%. The applicable margin is based on the Company’s ratio of consolidated total debt (net of up to $30.0 million in unrestricted cash and cash equivalents) to EBITDA for the 12-month period ending as of the last day of the immediately preceding fiscal quarter (the “Consolidated Leverage Ratio”), determined in accordance with the applicable pricing levels set forth in the Amended Credit Agreement. The Fourth Amendment provided that until the compliance certificate for June 30, 2022 was delivered, the Applicable Margin for all loans under the Senior Credit Facility would be 2.75% for LIBOR loans and 1.75% for Base Rate Loans. The Fifth Amendment eliminated these fixed applicable margin rates.

In addition, the Fifth Amendment eliminated the requirement that the Company repay its revolving loans at any time cash on hand exceeded $40.0 million for a period of three consecutive business days. The Fifth Amendment also eliminated restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement) that were imposed by the Fourth Amendment.

Prior to the Fifth Amendment Effective Date, the maximum Consolidated Leverage Ratio was 5.25:1.0 for the fiscal quarter ending September 30, 2021, with certain step-ups and step-downs described in the Credit Agreement, including a step down to a maximum Consolidated Leverage Ratio of 4.00:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter ending thereafter. The Fifth Amendment amended the Consolidated Leverage Ratio covenant to provide that the maximum Consolidated Leverage Ratio will be 4.50:1.0 for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022, 4.25:1.0 for the fiscal quarters ending December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, and 4.00:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter ending thereafter. In addition, the Fifth Amendment added a covenant holiday option to the Consolidated Leverage Ratio covenant, which allows the Company to elect to raise the maximum Consolidated Leverage Ratio up to 4.50:1.0 for a fiscal quarter in which an acquisition involving consideration in excess of $50.0 million would be consummated, subject to the conditions in the Amended Credit Agreement.

Prior to the Fifth Amendment Effective Date, the Company was required to maintain a minimum consolidated interest coverage ratio of not less than 1.60:1.0 for the fiscal quarter ending March 31, 2021, with certain step-ups and step-downs described in the Credit Agreement, including a step up to a minimum consolidated interest coverage ratio of not less than 3.50:1.0 for the fiscal quarter ending June 30, 2022 and thereafter. The Amended Credit Agreement provides that the Company shall maintain a minimum consolidated interest coverage ratio of 3.5:1.0 for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 0.625% of initial aggregate principal amount of such term loan outstanding on the Fifth Amendment Effective Date and commencing at the end of the quarter ending June 30, 2024, in quarterly installments equal to 1.25% of the initial aggregate principal amount of the term loan outstanding on the Fifth Amendment Effective Date.

Events of default under the Amended Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change in control event, and bankruptcy and other insolvency events.

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

As of March 31, 2022, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

At March 31, 2022, the Company had $40.6 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $288.3 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.6% during the three months ended March 31, 2022 and 2021. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2021, the Company incurred approximately $1.2 million for fees and other customary closing costs in connection with the Fourth Amendment.

Interest Rate Collars

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million and maturity dates of April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars established a range where the Company would pay the counterparties if the one-month LIBOR rate fell below the established floor rate, and the counterparties would pay the Company if the one-month LIBOR rate exceeded the established ceiling rate of 2.5%. The interest rate collars settled monthly through the maturity date. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the third amendment to the Credit Agreement (the “Third Amendment”). The fair value of the interest rate collars was a Level 2 fair value measurement, as the fair value was determined based on quoted prices of similar instruments in active markets. As of March 31, 2022 and December 31, 2021, the liability for the interest rate collars was $0.1 million and $0.7 million, respectively, which was included in Other noncurrent liabilities within the Condensed Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the three-year interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss was being reclassified to Other expense within the Condensed Consolidated Statements of Income on a straight-line basis through April 2022, which was over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation were included in Other expense within the Condensed Consolidated Statements of Income. $0.6 million was paid on the interest rate collars during the three months ended March 31, 2022 and 2021.

See Note 12. Comprehensive Income for the amount of reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income during the three months ended March 31, 2022 and 2021, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the Convertible Debentures were no longer redeemable for shares. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature April 1, 2028 at $25 per share. There were no redemptions of Convertible Debentures during the periods ended March 31, 2022 and December 31, 2021, respectively. The approximate redemption value of the Convertible Debentures outstanding as of March 31, 2022 and December 31, 2021 was $1.1 million, which was included in Long-term borrowings, excluding current portion, within the Condensed Consolidated Balance Sheets.

9. Stock Repurchase Program

In July 2019, the Company's Board of Directors (the “Board”) authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. During the three months ended March 31, 2021 and 2022, no shares were repurchased under this program.

In March 2020, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $50.0 million in aggregate. No shares have been repurchased under this program.

As of March 31, 2022, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act, at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. On March 10, 2020 and continuing through March 31, 2022, in order to improve the Company's liquidity during COVID-19, the Company suspended repurchases under the stock repurchase programs.

The remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of March 31, 2022 (unaudited) was as follows:

(millions)	March 31, 2022
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

10. Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 1,057 and 132,730 restricted stock units to certain executives that vest over one and three years, respectively. During the three months ended March 31, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

Nonvested restricted stock units as of March 31, 2022, and changes during the three months ended March 31, 2022 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	355,434	$34.40
Granted	133,787	30.82
Vested	(37,235)	33.61
Nonvested as of March 31, 2022	451,986	$33.41

The Company's stock-based compensation expense related to the restricted stock units during the three months ended March 31, 2022 and 2021 (unaudited), respectively, which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Stock-based compensation expense	$1.3	$0.8

As of March 31, 2022, there was $9.4 million of unrecognized stock-based compensation costs related to restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.9 years.

Performance Share Units (“PSU’s”)

During the three months ended March 31, 2022 and 2021, the Company granted 132,710 and 50,868 PSU’s, respectively, to certain executives. The performance target is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over the three-year performance periods. The performance period for the PSU’s granted in 2022 (“2022 PSU’s”) is from 2022 through 2024, while the performance period for the PSU’s granted in 2021 (“2021 PSU’s”) is from 2021 through 2023. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the 2022 PSU’s and 2021 PSU’s are 265,420 and 101,736, respectively. The Company is currently recognizing expense for the 2022 PSU’s based on a payout of 151,293 shares and the maximum payout of 101,736 shares for the 2021 PSU’s.

Due to the impact of COVID-19 on the Company’s operations, the Company expects the targets for the PSU awards granted in 2020 (“2020 PSU’s) to not be achieved. The performance target for the 2020 PSU’s is based on the achievement of certain free cash flow targets before cash tax and interest payments, subject to certain discretionary adjustments by the Board, over the three-year performance period of 2020 through 2022. Therefore, no compensation expense was recognized related to the 2020 PSU’s during the three months ended March 31, 2022 and 2021.

Nonvested PSU’s as of March 31, 2022, and changes during the three months ended March 31, 2022 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	135,383	$36.79
Granted	132,710	30.80
Nonvested as of March 31, 2022	268,093	$33.83

The Company's stock-based compensation expense related to PSU’s during the three months ended March 31, 2022 and 2021 (unaudited), which is included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Stock-based compensation expense	$0.5	$0.1

As of March 31, 2022, there was $6.7 million of unrecognized compensation expenses related to PSU awards that are expected to be recognized over a weighted average remaining period of approximately 2.4 years. Since the Company no longer expects the required performance targets to be achieved for the 2020 PSU’s, no future compensation expense is expected to be recognized; however, future compensation expense for the 2020 PSU’s could reach a maximum of $6.4 million if the performance targets are achieved.

11. Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus all potentially dilutive stock-based awards, including restricted stock and performance share units, using the treasury-stock method. Unvested performance share units are excluded from the computation of weighted average diluted common shares outstanding if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the period. In periods where the Company has a net loss, stock-based awards are excluded from the calculation of net income per diluted common share, as their inclusion would be anti-dilutive.

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the three months ended March 31, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended
(millions, except share and per share data)	March 31, 2022	March 31, 2021
Net income attributable to SP Plus Corporation	$10.7	$2.3
Basic weighted average common shares outstanding	21,226,952	21,113,494
Dilutive impact of share-based awards	111,347	190,574
Diluted weighted average common shares outstanding	21,338,299	21,304,068
Net income per common share
Basic	$0.50	$0.11
Diluted	$0.50	$0.11

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

12. Comprehensive Income

The components of other comprehensive income and income tax allocated to each component during the three months ended March 31, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended March 31, 2022
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.1	$—	$0.1
De-designation of interest rate collars	0.6	0.2	0.4
Other comprehensive income	$0.7	$0.2	$0.5

	Three Months Ended March 31, 2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
De-designation of interest rate collars	$0.6	$0.2	$0.4
Other comprehensive income	$0.6	$0.2	$0.4

The changes to accumulated other comprehensive loss by component during the three months ended March 31, 2022 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(2.3)	$(0.5)	$(2.8)
Other comprehensive loss before reclassification	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Balance as of March 31, 2022	$(2.2)	$(0.1)	$(2.3)

The changes to accumulated other comprehensive loss by component during the three months ended March 31, 2021 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Balance as of March 31, 2021	$(2.2)	$(1.8)	$(4.0)

Reclassifications from accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021 (unaudited) were as follows:

(millions)	Three Months Ended March 31		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2022	2021
Net realized loss	$0.6	$0.6	Other expenses
Reclassifications before tax	0.6	0.6
Income tax benefit	0.2	0.2
Reclassifications, net of tax	$0.4	$0.4

13. Segment Information

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate other expense (income), interest expense (income) or income tax expense (benefit) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

In December 2021, due to the Company’s continued focus on managing costs as a result of COVID-19, the Company changed its internal metric for how the CODM evaluates the business and allocates resources to operating income (loss). In addition, the Company changed its internal segment information reported to the CODM. Certain revenue and expenses previously reported under Other are now included in Commercial and Aviation. All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s operating segments are Commercial and Aviation:

•

Commercial encompasses the Company's services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as shuttle and ground transportation services, valet services, taxi and delivery dispatch services and event planning, including shuttle and transportation services.

•

Aviation encompasses the Company's services in aviation (i.e., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which include shuttle and ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services, wheelchair assist services and other services.

The Other segment includes costs related to the Company’s operational support teams and costs related to the common and shared infrastructure, including finance, accounting, information technology, human resources, procurement and purchasing, legal and corporate development.

Revenue, operating income (loss), general and administrative expenses, and depreciation and amortization by operating segment during the three months ended March 31, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Services revenue
Commercial
Lease type contracts	$59.2	$41.4
Management type contracts	72.0	56.3
Total Commercial	131.2	97.7
Aviation
Lease type contracts	3.4	1.3
Management type contracts	49.8	29.7
Total Aviation	53.2	31.0
Reimbursed management type contract revenue	165.4	118.0
Total services revenue	$349.8	$246.7
Operating income (loss)
Commercial	$28.6	$21.7
Aviation	8.1	3.1
Other	(16.6)	(13.8)
Total operating income	$20.1	$11.0
General and administrative expenses
Commercial	$6.1	$5.0
Aviation	2.7	3.0
Other	15.7	13.0
Total general and administrative expenses	$24.5	$21.0
Depreciation and amortization
Commercial(1)	$3.0	$3.4
Aviation(2)	2.9	2.1
Other	0.9	0.8
Total depreciation and amortization	$6.8	$6.3
(1)	Included depreciation and amortization expenses related to cost of services activities of $1.8 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively.
(2)	Included depreciation and amortization expenses related to cost of service activities of $1.1 million during the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of SP Plus Corporation’s (“we”, “us” or “our”) results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by us with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, including statements regarding the anticipated further impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial condition. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted under the Private Securities Litigation Reform Act of 1995. These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control. These forward-looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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

•

Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs.

•

Under a lease type contract, we generally pay our clients either fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we record all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.

As of March 31, 2022, in our Commercial segment, we operated approximately 86% of our locations under management type contracts and 14% under lease type contracts.

In evaluating our financial condition and operating performance, our primary area of focus is on our operating income. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts may cause significant fluctuations in reported revenue and cost of services, our operating income under lease type contracts will be comparable to the operating income under management type contracts.

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 92% and 87% for the twelve-month periods ended March 31, 2022 and 2021, respectively, for our Commercial segment facilities.

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

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
Leased facilities	424	423	430
Managed facilities	2,612	2,601	2,536
Total Commercial segment facilities	3,036	3,024	2,966

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

Gross Profit

Gross profit equals our revenue less the cost of generating such revenue (“cost of services”) and depreciation and amortization expenses related to cost of services activities.

General and Administrative Expenses

General and administrative expenses include salaries, wages, incentive compensation, stock-based compensation, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices and supervisory employees.

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

Operating Income (Loss)

Operating income (loss) represents revenue less cost of services, general and administrative expenses and depreciation and amortization. This is the key metric our Chief Operating Decision Maker (“CODM”) uses for making decisions, assessing performance and allocating resources to our Operating Segments, Commercial and Aviation.

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

We may perform a qualitative, rather than quantitative, assessment, to determine whether it is more likely than not the fair value of a reporting unit is less than the carrying amount. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, comparable company market valuations, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

Other Intangibles Assets, net

Other intangible assets represent assets with finite lives that are amortized on a straight-line basis over their estimated useful lives. We evaluate other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective, and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and forecasts. Although we believe the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

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

Long-Lived Assets

We evaluate long-lived assets, primarily including right-of-use (“ROU”) assets, leasehold improvements, equipment and construction in progress for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If an asset or asset group is determined to be impaired, the impairment recognized would be measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability of existing locations.

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

Three Months Ended March 31, 2022 Compared to Three Months March 31, 2021

Consolidated results during the three months ended March 31, 2022 and 2021, respectively, included the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2022	March 31, 2021	Amount	%
Services revenue (1)	$184.4	$128.7	$55.7	43.3%
Cost of services (exclusive of depreciation and amortization)(2)	133.0	90.4	42.6	47.1%
General and administrative expenses	24.5	21.0	3.5	16.7%
Depreciation and amortization	6.8	6.3	0.5	7.9%
Operating income	20.1	11.0	9.1	82.7%
Income tax expense	4.2	1.4	2.8	200.0%

(1)	Excluded Reimbursed management type contract revenue of $165.4 million and $118.0 million during the three months ended March 31, 2022 and 2021, respectively.
(2)

Excluded Reimbursed management type contract expense of $165.4 million and $118.0 million during the three months ended March 31, 2022 and 2021, respectively. Includes lease impairment of $0.1 million for the three months ended March 31, 2021.

Services revenue increased by $55.7 million, or 43.3%, attributable to the following:

•

Services revenue for lease type contracts increased $19.9 million, or 46.6%, primarily due to an increase in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concessions of $3.2 million during the three months ended March 31, 2022 as compared to $13.4 million during the three months ended March 31, 2021.

•

Services revenue for management type contracts increased $35.8 million, or 41.6%, primarily due to an increase in volume based management type contracts as a result of improving business conditions, as well as new business.

Cost of services (exclusive of depreciation and amortization) increased by $42.6 million, or 47.1%, attributable to the following:

•

Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $16.7 million, or 47.3%, primarily due to higher operating costs as a result of improving business conditions, and lower cost concessions related to rent concessions of $2.2 million during the three months ended March 31, 2022 as compared to $5.0 million during the three months ended March 31, 2021.

•

Cost of services (exclusive of depreciation and amortization) for management type contracts increased $26.0 million, or 47.3%, primarily due to higher operating costs as a result of improving business conditions related to our reverse management contracts and new business, partially offset by lower restructuring and other costs.

•	We recognized $0.1 million of impairment charges related to operating lease ROU assets during the three months ended March 31, 2021.

General and administrative expenses increased $3.5 million, or 16.7%, primarily due to higher compensation expenses due to improving business conditions, as well as higher non-cash stock-based compensation and performance based compensation expenses, partially offset by lower restructuring and other costs.

Our effective tax rate was 27.0% and 26.4% for the three months ended March 31, 2022 and 2021, respectively.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income by segment during the three months ended March 31, 2022 and 2021.

Commercial

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2022	March 31, 2021	Amount	%
Services revenue
Lease type contracts	$59.2	$41.4	$17.8	43.0%
Management type contracts	72.0	56.3	15.7	27.9%
Total services revenue	131.2	97.7	33.5	34.3%
Gross profit
Lease type contracts	9.2	6.9	2.3	33.3%
Management type contracts	28.5	23.2	5.3	22.8%
Depreciation and amortization	(1.8)	(2.0)	0.2	10.0%
Total gross profit	35.9	28.1	7.8	27.8%
General and administrative expenses	6.1	5.0	1.1	22.0%
Depreciation and amortization(1)	1.2	1.4	(0.2)	(14.3)%
Operating income	$28.6	$21.7	$6.9	31.8%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $2.3 million, or 33.3%, to $9.2 million during the three months ended March 31, 2022, compared to $6.9 million during the three months ended March 31, 2021. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $2.0 million and $2.2 million, respectively, during the three months ended March 31, 2022 compared to $9.8 million and $5.0 million, respectively, during the three months ended March 31, 2021, as well as higher operating expenses as a result of improving business conditions.

•

Management type contracts. Gross profit increased $5.3 million, or 22.8%, to $28.5 million during the three months ended March 31, 2022, compared to $23.2 million during the three months ended March 31, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions and lower restructuring and other costs, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•

Depreciation and amortization. Depreciation and amortization expenses decreased by $0.2, or 10.0%, to $1.8 million during the three months ended March 31, 2022, compared to $2.0 million during the three months ended March 31, 2021.

General and administrative expense increased $1.1 million, or 22.0%, to $6.1 million during the three months ended March 31, 2022, compared to $5.0 million during the three months ended March 31, 2021. The increase was primarily related to higher compensation expenses, as well as higher non-cash stock-based compensation expenses.

Operating income increased $6.9 million, or 31.8%, to $28.6 million during the three months ended March 31, 2022, compared to $21.7 million during the three months ended March 31, 2021, primarily due to the factors noted above.

Aviation

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2022	March 31, 2021	Amount	%
Services revenue
Lease type contracts	$3.4	$1.3	$2.1	161.5%
Management type contracts	49.8	29.7	20.1	67.7%
Total services revenue	53.2	31.0	22.2	71.6%
Gross profit
Lease type contracts	1.4	0.5	0.9	180.0%
Management type contracts	12.3	7.8	4.5	57.7%
Lease impairment	—	(0.1)	0.1	100.0%
Depreciation and amortization	(1.1)	(1.1)	—	(—)%
Total gross profit	12.6	7.1	5.5	77.5%
General and administrative expenses	2.7	3.0	(0.3)	(10.0)%
Depreciation and amortization(1)	1.8	1.0	0.8	80.0%
Operating income	$8.1	$3.1	$5.0	161.3%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $0.9 million, or 180.0%, to $1.4 million during the three months ended March 31, 2022, compared to $0.5 million during the three months ended March 31, 2021. Gross profit increased primarily due to an increase in transient revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $1.2 million during the three months ended March 31, 2022 as compared to $3.6 million during the three months ended March 31, 2021, as well as higher operating expenses as a result of improving business conditions.

•

Management type contracts. Gross profit increased $4.5 million, or 57.7%, to $12.3 million during the three months ended March 31, 2022, compared to $7.8 million during the three months ended March 31, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result improving conditions, as well as lower restructuring and other costs, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•	Lease impairment. We recognized $0.1 million of impairment charges related to operating lease ROU assets during the three months ended March 31, 2021.

•	Depreciation and amortization. Depreciation and amortization expenses were $1.1 million during the three months ended March 31, 2022 and 2021.

General and administrative expense decreased $0.3 million, or 10.0%, to $2.7 million during the three months ended March 31, 2022 compared to $3.0 million during the three months ended March 31, 2021. The decrease is primarily related to lower restructuring and other costs, partially offset by higher compensation expenses, as well as higher non-cash stock-based compensation expenses.

Operating income increased $5.0 million, or 161.3%, to $8.1 million during the three months ended March 31, 2022, compared to $3.1 million during the three months ended March 31, 2021, primarily due to the factors noted above, as well as an increase in depreciation and amortization expenses.

Other

Operating expense within the Other segment increased $2.8 million, or 20.0%, to $16.6 million during the three months ended March 31, 2022, compared to $13.8 million during the three months ended March 31, 2021, primarily due to higher compensation, non-cash stock-based compensation and performance based compensation expenses.

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

As of March 31, 2022, we had $23.4 million of cash and cash equivalents and $179.5 million of borrowing availability under our Senior Credit Facility (as defined below). COVID-19 and the resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of COVID-19. In order to lessen the impacts from COVID-19, we have taken actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures, suspending repurchases of our common stock and maximizing the net operating loss on our 2020 U.S. Federal income tax return in order to carry back the loss to previous years that had a higher tax rate. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On March 31, 2022, we had total indebtedness of approximately $311.6 million, a decrease of $12.4 million from December 31, 2021. The $311.6 million in total indebtedness as of March 31, 2022 includes:

•	$286.4 million under our Senior Credit Facility (as defined below); and
•	$25.2 million of other debt including finance lease obligations.

Senior Secured Credit Facility (“Senior Credit Facility”)

On April 21, 2022 (the “Fifth Amendment Effective Date”), we entered into a fifth amendment (the “Fifth Amendment”) to our credit agreement (as amended prior to the Fifth Amendment Effective Date, the “Credit Agreement”; the Credit Agreement, as amended by the Fifth Amendment, the “Amended Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; certain subsidiaries of ours, as guarantors; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to the us a senior secured credit facility (the “Senior Credit Facility”). Prior to the Fifth Amendment Effective Date and pursuant to the fourth amendment (the “Fourth Amendment”) to the Credit Agreement, which was entered into on February 16, 2021, the Senior Credit Facility permitted aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which included a letter of credit facility that was limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which we drew on November 30, 2018). Among other things, the Fifth Amendment extended the maturity date of the Senior Credit Facility to April 21, 2027 and increased the aggregate commitments under the revolving credit facility by $75.0 million to $400.0 million. Prior to the Fifth Amendment Effective Date, the outstanding principal balance under the term loan facility was $182.8 million. Pursuant to the terms of the Fifth Amendment, we received an additional advance under the term loan facility in an aggregate principal amount of $17.2 million on April 21, 2022, so that as of the Fifth Amendment Effective Date, the term loan facility was $200.0 million.

In addition, the Fifth Amendment transitioned all loans under the Senior Credit Facility that bore interest at the London Interbank Offered Rate (“LIBOR”) to a forward-looking SOFR term interest rate administered by CME (“Term SOFR”). As of the Fifth Amendment Effective Date, borrowings under the Senior Credit Facility bear interest, at our option, at the applicable margin plus (i) Term SOFR plus a credit spread adjustment, subject to a “floor” on Term SOFR of 0.00%, or a successor rate to SOFR approved in accordance with the terms of the Amended Credit Agreement or (ii) a base rate consisting of the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate or (z) a daily rate equal to Term SOFR for an interest period of one-month plus 1.0%. The applicable margin is based on our ratio of consolidated total debt (net of up to $30.0 million in unrestricted cash and cash equivalents) to EBITDA for the 12-month period ending as of the last day of the immediately preceding fiscal quarter (the “Consolidated Leverage Ratio”), determined in accordance with the applicable pricing levels set forth in the Amended Credit Agreement. The Fourth Amendment provided that until the compliance certificate for June 30, 2022 was delivered, the applicable margin for all loans under the Senior Credit Facility would be 2.75% for LIBOR loans and 1.75% for Base Rate Loans. The Fifth Amendment eliminated these fixed applicable margin rates.

In addition, the Fifth Amendment eliminated the requirement that we repay our revolving loans at any time cash on hand exceeded $40.0 million for a period of three consecutive business days. The Fifth Amendment also eliminated restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement) that were imposed by the Fourth Amendment.

Prior to the Fifth Amendment Effective Date, the maximum Consolidated Leverage Ratio was 5.25:1.0 for the fiscal quarter ending September 30, 2021, with certain step-ups and step-downs described in the Credit Agreement, including a step down to a maximum Consolidated Leverage Ratio of 4.00:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter ending thereafter. The Fifth Amendment amended the Consolidated Leverage Ratio covenant to provide that the maximum Consolidated Leverage Ratio will be 4.50:1.0 for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022, 4.25:1.0 for the fiscal quarters ending December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, and 4.00:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter ending thereafter. In addition, the Fifth Amendment added a covenant holiday option to the Consolidated Leverage Ratio covenant, which allows us to elect to raise the maximum Consolidated Leverage Ratio up to 4.50:1.0 for a fiscal quarter in which an acquisition involving consideration in excess of $50.0 million would be consummated, subject to the conditions in the Amended Credit Agreement.

Prior to the Fifth Amendment Effective Date, we were required to maintain a minimum consolidated interest coverage ratio of not less than 1.60:1.0 for the fiscal quarter ending March 31, 2021, with certain step-ups and step-downs described in the Credit Agreement, including a step up to a minimum consolidated interest coverage ratio of not less than 3.50:1.0 for the fiscal quarter ending June 30, 2022 and thereafter. The Amended Credit Agreement provides that we shall maintain a minimum consolidated interest coverage ratio of 3.5:1.0 for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter.

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 0.625% of the initial aggregate principal amount of such term loan outstanding on the Fifth Amendment Effective Date and commencing at the end of the quarter ending June 30, 2024, in quarterly installments equal to 1.25% of the initial aggregate principal amount of the term loan outstanding on the Fifth Amendment Effective Date.

Events of default under the Amended Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change in control event, and bankruptcy and other insolvency events.

Each of our wholly owned domestic subsidiaries (subject to certain exceptions set forth in the Amended Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of ours and the other guarantors arising under the Credit Agreement. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.

As of March 31, 2022, we were in compliance with our debt covenants under the Amended Credit Agreement.

At March 31, 2022, we had $40.6 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $288.3 million.

The weighted average interest rate on our Senior Credit Facility was 3.6% during the three months ended March 31, 2022 and 2021. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.8% during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2021, we incurred approximately $1.2 million for fees and other customary closing costs in connection with the Fourth Amendment.

Stock Repurchases

On March 10, 2020 and continuing through March 31, 2022, we suspended stock repurchases in order to help improve liquidity in response to the impacts of COVID-19.

In July 2019, our Board of Directors (the “Board”) authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, we have repurchased 393,975 shares of common stock at an average price of $38.78.

In March 2020, the Board authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate.  We have yet to repurchase shares under this program.

The remaining authorized repurchase amounts in aggregate under the July 2019 and March 2020 repurchase programs as of March 31, 2022 were as follows:

(millions)	March 31, 2022
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended
(millions)	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$26.4	$(1.0)
Net cash used in investing activities	(2.2)	(2.6)
Net cash (used in) provided by financing activities	(16.6)	7.7
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net increase in cash and cash equivalents	$7.7	$4.1

Operating Activities

Net cash provided by operating activities was $26.4 million during the three months ended March 31, 2022 as compared to net cash used in operating activities of $1.0 million during the three months ended March 31, 2021. The increase in net cash provided by operating activities primarily resulted from the receipt of the U.S. Federal income tax refund receivable related to our ability to carry back our 2020 U.S. Federal taxable loss, as well as higher operating income, net of non-cash related items, due to improving business conditions and lower interest payments, partially offset by the payment of performance based compensation during the three months ended March 31, 2022.

Investing Activities

Net cash used in investing activities was $2.2 million during the three months ended March 31, 2022, a decrease of $0.4 million from $2.6 million during the three months ended March 31, 2021.

Financing Activities

Net cash used in financing activities was $16.6 million during the three months ended March 31, 2022, as compared to net cash provided by financing activities of $7.7 million during the three months ended March 31, 2021. Due to our robust operating cash flow during the three months ended March 31, 2022, we were able to make payments on the Senior Credit Facility as compared to borrowing on the Senior Credit Facility during the three months ended March 31, 2021.

Cash and Cash Equivalents

We had Cash and cash equivalents of $23.4 million and $15.7 million at March 31, 2022 and December 31, 2021, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-Q.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Based on the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and litigation in the normal course of our business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of current claims and legal proceedings brought against us are subject to significant uncertainty, we believe the final outcome will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully consider the discussion of risk factors and the other information described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in subsequent filings by us with the SEC. New risks could emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

10.1	Fifth Amendment to Credit Agreement, dated as of April 21, 2022, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; the lenders party thereto; Bank of America, N.A., as administrative agent, Swingline Lender and a letter of credit issuer.	8-K	10.1	April 26, 2022

31.1*	Section 302 Certification dated May 5, 2022 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 5, 2022 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer).

31.3*	Section 302 Certification dated May 5, 2022 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2022.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: May 5, 2022	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 5, 2022	By:	/s/ GARY T. ROBERTS
Gary T. Roberts
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)