Form 10-Q
period 2022-06-30
SP Plus Corp
filed 2022-08-04
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2022
Common Stock, $0.001 par value per share	23,276,329	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$14.6	$15.7
Accounts and notes receivable, net	153.1	139.6
Prepaid expenses and other current assets	21.9	32.2
Total current assets	189.6	187.5
Leasehold improvements, equipment and construction in progress, net	54.4	48.9
Right-of-use assets	182.2	201.2
Goodwill	526.6	526.6
Other intangible assets, net	51.3	54.4
Deferred taxes	47.5	50.6
Other noncurrent assets, net	41.8	47.0
Total noncurrent assets	903.8	928.7
Total assets	$1,093.4	$1,116.2
Liabilities and stockholders’ equity
Accounts payable	$128.2	$118.5
Accrued and other current liabilities	111.4	123.3
Short-term lease liabilities	61.5	65.4
Current portion of long-term borrowings	12.1	25.6
Total current liabilities	313.2	332.8
Long-term borrowings, excluding current portion	297.2	298.4
Long-term lease liabilities	176.8	200.3
Other noncurrent liabilities	58.5	62.6
Total noncurrent liabilities	532.5	561.3
Total liabilities	$845.7	$894.1
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 25,487,571 and 23,276,329 shares issued and outstanding as of June 30, 2022, respectively, and 25,259,201 and 23,224,459 shares issued and outstanding as of December 31, 2021, respectively	—	—
Treasury stock, at cost; 2,211,242 and 2,034,742 shares as of June 30, 2022 and December 31, 2021, respectively	(76.2)	(70.6)
Additional paid-in capital	271.9	267.5
Accumulated other comprehensive loss	(2.4)	(2.8)
Retained earnings	54.5	28.4
Total SP Plus Corporation stockholders’ equity	247.8	222.5
Noncontrolling interest	(0.1)	(0.4)
Total stockholders’ equity	247.7	222.1
Total liabilities and stockholders’ equity	$1,093.4	$1,116.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Services revenue
Lease type contracts	$70.6	$50.9	$133.2	$93.6
Management type contracts	125.9	90.3	247.7	176.3
	196.5	141.2	380.9	269.9
Reimbursed management type contract revenue	184.5	134.5	349.9	252.5
Total services revenue	381.0	275.7	730.8	522.4
Cost of services (exclusive of depreciation and amortization)
Lease type contracts	55.9	39.5	107.9	74.8
Management type contracts	81.8	55.2	162.8	110.2
Lease impairment	—	—	—	0.1
	137.7	94.7	270.7	185.1
Reimbursed management type contract expense	184.5	134.5	349.9	252.5
Total cost of services (exclusive of depreciation and amortization)	322.2	229.2	620.6	437.6
General and administrative expenses	26.7	22.0	51.2	43.0
Depreciation and amortization	6.5	6.2	13.3	12.5
Operating income	25.6	18.3	45.7	29.3
Other expense (income)
Interest expense	3.5	5.1	8.3	10.9
Interest income	(0.1)	(0.1)	(0.3)	(0.2)
Total other expenses	3.4	5.0	8.0	10.7
Earnings before income taxes	22.2	13.3	37.7	18.6
Income tax expense	5.9	3.5	10.1	4.9
Net income	16.3	9.8	27.6	13.7
Less: Net income attributable to noncontrolling interest	0.9	0.8	1.5	2.4
Net income attributable to SP Plus Corporation	$15.4	$9.0	$26.1	$11.3
Common stock data
Net income per common share
Basic	$0.73	$0.42	$1.23	$0.53
Diluted	$0.72	$0.42	$1.22	$0.53
Weighted average shares outstanding
Basic	21,195,819	21,177,142	21,211,299	21,145,494
Diluted	21,356,464	21,390,609	21,347,442	21,347,514

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$16.3	$9.8	$27.6	$13.7
Reclassification of de-designated interest rate collars	0.1	0.4	0.5	0.8
Foreign currency translation (loss) gain	(0.2)	0.1	(0.1)	0.1
Comprehensive income	16.2	10.3	28.0	14.6
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.8	1.5	2.4
Comprehensive income attributable to SP Plus Corporation	$15.3	$9.5	$26.5	$12.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except share data) (unaudited)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1
Net income	—	—	—	—	10.7	—	0.6	11.3
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	37,235	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.8	—	—	—	—	1.8
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	23,261,694	$—	$269.3	$(2.3)	$39.1	$(70.6)	$(0.3)	$235.2
Net income	—	—	—	—	15.4	—	0.9	16.3
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Reclassification of de-designated interest rate collars	—	—	—	0.1	—	—	—	0.1
Issuance of stock grants	14,635	—	0.4	—	—	—	—	0.4
Non-cash stock-based compensation	—	—	2.2	—	—	—	—	2.2
Repurchases of common stock	—	—	—	—	—	(5.6)	—	(5.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance at June 30, 2022	23,276,329	$—	$271.9	$(2.4)	$54.5	$(76.2)	$(0.1)	$247.7

	Common Stock
(millions, except share data) (unaudited)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	2.3	—	1.6	3.9
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	35,902	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.9	—	—	—	—	0.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2021	23,205,424	$—	$262.3	$(4.0)	$(1.0)	$(70.6)	$(0.5)	$186.2
Net income	—	—	—	—	9.0	—	0.8	9.8
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of stock grants	13,420	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	1.6	—	—	—	—	1.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2021	23,218,844	$—	$264.4	$(3.5)	$8.0	$(70.6)	$(0.5)	$197.8

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2022	June 30, 2021
Operating activities
Net income	$27.6	$13.7
Adjustments to reconcile net income to net cash provided by operations:
Impairment	—	0.1
Depreciation and amortization	13.3	12.5
Non-cash stock-based compensation	4.4	3.0
(Reversals) provisions for credit losses on accounts receivable	(0.1)	0.6
Deferred income taxes	2.8	4.9
Other	1.3	1.4
Changes in operating assets and liabilities
Accounts and notes receivable	(13.4)	(1.6)
Prepaid and other current assets	10.3	(7.4)
Accounts payable	9.7	10.2
Accrued liabilities and other	(20.2)	(14.1)
Net cash provided by operating activities	35.7	23.3
Investing activities
Purchases of leasehold improvements and equipment	(9.1)	(4.5)
Acquisition of other intangible assets	(1.8)	—
Cost of contracts	—	(1.0)
Proceeds from sale of equipment	0.2	0.3
Net cash used in investing activities	(10.7)	(5.2)
Financing activities
Payments on credit facility revolver	(198.2)	(181.7)
Proceeds from credit facility revolver	173.2	179.1
Proceeds from credit facility term loan	17.2	—
Payments on credit facility term loan	(4.2)	(7.0)
Payments of debt issuance costs	(2.5)	(1.3)
Payments on other long-term borrowings	(5.4)	(4.2)
Distributions to noncontrolling interest	(1.2)	(1.2)
Repurchases of common stock	(4.9)	—
Net cash used in financing activities	(26.0)	(16.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
(Decrease) increase in cash and cash equivalents	(1.1)	1.9
Cash and cash equivalents at beginning of year	15.7	13.9
Cash and cash equivalents at end of period	$14.6	$15.8
Supplemental disclosures
Cash paid (received) during the period for
Interest	$7.8	$9.8
Income taxes	$(12.7)	$0.6

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or the fiscal year ending December 31, 2022. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 with the Securities and Exchange Commission.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment in the VIE in accordance with applicable U.S. GAAP. As of June 30, 2022 and December 31, 2021, assets related to consolidated VIEs were $55.3 million and $54.9 million, respectively, which were primarily related to right-of-use (“ROU”) assets and leasehold improvements, equipment and construction in progress, net. As of June 30, 2022 and December 31, 2021, liabilities related to consolidated VIEs were $51.3 million and $52.7 million, respectively, which were primarily related to operating and finance lease liabilities. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.6 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, and were included in Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $11.4 million and $10.8 million as of June 30, 2022 and December 31, 2021, respectively, was included in Other noncurrent assets, net, within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.6 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of equity investments of unconsolidated entities, advances, deposits and cost of contracts, net, as of June 30, 2022 and December 31, 2021.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of insurance, accrued rent, compensation, payroll withholdings, property, payroll and other taxes and other accrued expenses as of June 30, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the six months ended June 30, 2022, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on the Condensed Consolidated Financial Statements or financial statement disclosures.

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

The Company accounts for leases in accordance with Topic 842. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets include cumulative prepaid or accrued rent, as well as lease incentives, initial direct costs and acquired lease contracts. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases were not recorded within the Condensed Consolidated Balance Sheets.

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

In April 2020, the FASB provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to COVID-19, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and also elected not to apply modification guidance under Topic 842. These concessions are recognized as a reduction of rent expense in the month they occurred and were recorded in Cost of services – lease type contracts within the Condensed Consolidated Statements of Income.

As a result of COVID-19, the Company has been able to negotiate lease concessions with certain landlords. These rent concessions were recorded in accordance with the guidance noted above. As a result, the Company recorded $1.5 million and $3.7 million related to rent concessions as a reduction to Cost of services – lease type contracts during the three and six months ended June 30, 2022, respectively. The Company recorded $6.1 million and $11.1 million related to rent concessions as a reduction to cost of services during the three and six months ended June 30, 2021, respectively.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification within the Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 were as follows:

(millions)	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$182.2	$201.2
Finance	Leasehold improvements, equipment and construction in progress, net	24.3	22.4
Total leased assets		$206.5	$223.6
Liabilities
Current
Operating	Short-term lease liabilities	$61.5	$65.4
Finance	Current portion of long-term borrowings	6.8	6.7
Noncurrent
Operating	Long-term lease liabilities	176.8	200.3
Finance	Long-term borrowings, excluding current portion	15.2	14.0
Total lease liabilities		$260.3	$286.4

The components of lease cost and classification within the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2022 and 2021 (unaudited) were as follows:

		Three Months Ended		Six Months Ended
(millions)	Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost (a)(b)	Cost of services - lease type contracts	$14.6	$13.3	$29.7	$27.3
Short-term lease (a)	Cost of services - lease type contracts	5.3	4.2	10.4	8.9
Variable lease	Cost of services - lease type contracts	18.8	8.4	33.3	12.0
Operating lease cost		38.7	25.9	73.4	48.2
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.4	1.5	2.7	3.0
Interest on lease liabilities	Interest expense	0.3	0.3	0.5	0.6
Lease impairment	Lease impairment	—	—	—	0.1
Net lease cost		$40.4	$27.7	$76.6	$51.9

(a)

Operating lease cost included General and administrative expenses related to leases for office space amounting to $0.9 million and $1.9 million during the three and six months ended June 30, 2022, respectively, compared to $1.0 million and $2.0 million during the three and six months ended June 30, 2021, respectively.

(b)

Included rent concessions amounting to $1.5 and $3.7 million during the three and six months ended June 30, 2022, respectively, compared to $6.1 and $11.1 million during the three and six months ended June 30, 2021, respectively.

Sublease income was $0.3 million during the three months ended June 30, 2022 and 2021, and $0.6 and $0.7 million during the six months ended June 30, 2022 and 2021, respectively.

The Company has not entered into operating lease arrangements as of June 30, 2022 that commence in future periods.

Maturities, lease term and discount rate information of lease liabilities as of June 30, 2022 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2022	$37.7	$4.2	$41.9
2023	64.2	6.6	70.8
2024	47.9	4.6	52.5
2025	37.0	2.7	39.7
2026	29.6	2.1	31.7
After 2026	59.8	4.2	64.0
Total lease payments	276.2	24.4	300.6
Less: Imputed interest	37.9	2.4	40.3
Present value of lease liabilities	$238.3	$22.0	$260.3
Weighted-average remaining lease term (years)	5.5	4.6
Weighted-average discount rate	5.2%	4.2%

Future sublease income for the above periods shown was excluded, as the amounts are not material.

Supplemental cash flow information related to leases during the six months ended June 30, 2022 and 2021 (unaudited) was as follows:

	Six Months Ended
(millions)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$46.7	$47.1
Operating cash outflows related to interest on finance leases	0.5	0.5
Financing cash outflows related to finance leases	5.4	4.2
Leased assets obtained in exchange for new operating liabilities	5.8	5.7
Leased assets obtained in exchange for new finance lease liabilities	4.9	—

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

Restructuring and other costs during the three and six months ended June 30, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Commercial
Cost of services - lease type contracts	$—	$—	$—	$0.2
Cost of services - management type contracts(1)	0.1	—	0.1	1.0
General and administrative expenses(2)	0.6	0.1	0.7	0.1
Aviation
Cost of services - management type contracts	—	(0.1)	—	0.5
General and administrative expenses(3)	(0.5)	—	(0.4)	0.5
Other
General and administrative expenses(4)	0.2	—	0.2	0.2
Total restructuring and other costs
Cost of services - lease type contracts	—	—	—	0.2
Cost of services - management type contracts	0.1	(0.1)	0.1	1.5
General and administrative expenses	0.3	0.1	0.5	0.8
Total	$0.4	$—	$0.6	$2.5
(1)	Included severance costs of $0.1 million during the three and six months ended June 30, 2022.
(2)	Included severance costs of $0.6 million during the three and six months ended June 30, 2022.
(3)	Included severance costs of $0.1 million during the six months ended June 30, 2022.
(4)	Included severance costs of $0.1 million during the six months ended June 30, 2021.

The accrual for restructuring and other costs of $0.8 million and $1.1 million was included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, respectively.

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

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. The Company recorded $2.9 million and $6.1 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the three and six months ended June 30, 2022, respectively. The Company recorded $4.2 million and $17.6 million related to cost concessions during the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2022, the Company had $190.4 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2022	$43.5
2023	62.0
2024	40.3
2025	20.5
2026	14.1
2027 and thereafter	10.0
Total	$190.4

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, within the Condensed Consolidated Balance Sheets. There were no impairment charges recorded on contract assets or contract liabilities during the three and six months ended June 30, 2022 and 2021.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of June 30, 2022 (unaudited) and December 31, 2021:

(millions)	June 30, 2022	December 31, 2021
Accounts receivable	$153.1	$137.3
Contract asset	—	2.3
Contract liability	(8.3)	(15.7)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the six months ended June 30, 2022 and 2021 (unaudited):

	Six Months Ended
(millions)	June 30, 2022	June 30, 2021
Balance, beginning of period	$2.3	$8.6
Additional contract assets	—	7.7
Reclassification to accounts receivable	(2.3)	(8.6)
Balance, end of period	$—	$7.7

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the six months ended June 30, 2022 and 2021 (unaudited):

	Six Months Ended
(millions)	June 30, 2022	June 30, 2021
Balance, beginning of period	$(15.7)	$(12.5)
Additional contract liabilities	(8.3)	(9.9)
Recognition of revenue from contract liabilities	15.7	12.5
Balance, end of period	$(8.3)	$(9.9)

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

Cost of contracts expense related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue.  Cost of contracts expense during three and six months ended June 30, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of contracts expense	$0.3	$0.3	$0.5	$0.5

As of June 30, 2022 (unaudited) and December 31, 2021, cost of contracts, net of accumulated amortization, included in Other noncurrent assets within the Condensed Consolidated Balance Sheets was $3.5 million and $3.8 million, respectively. No impairment charges were recorded during the three and six months ended June 30, 2022 and 2021, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to claims and litigation in the normal course of its business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of current claims and legal proceedings brought against the Company are subject to uncertainty, management believes the final outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company accrues a charge when it determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss, and if material, discloses the estimated range. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevent the Company from determining such a range. The Company regularly evaluates current information available to the Company to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and the amount of a loss or a range of loss involves significant estimation and judgment.

6. Other Intangible Assets, net

The components of other intangible assets, net, as of June 30, 2022 (unaudited) and December 31, 2021, were as follows:

		June 30, 2022			December 31, 2021
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	2.4	$1.8	$(1.2)	$0.6	$2.9	$(2.3)	$0.6
Trade names and trademarks	1.4	0.9	(0.6)	0.3	0.9	(0.5)	0.4
Proprietary know how	2.4	3.8	(1.7)	2.1	3.8	(1.3)	2.5
Management contract rights	6.8	81.0	(50.3)	30.7	81.0	(47.7)	33.3
Customer relationships	9.3	23.1	(5.5)	17.6	21.5	(3.9)	17.6
Other intangible assets, net	7.4	$110.6	$(59.3)	$51.3	$110.1	$(55.7)	$54.4

On April 18, 2022, the Company acquired certain intangible assets for a purchase price of $1.8 million. The assets acquired were recorded at their estimated fair values on April 18, 2022 (unaudited) as follows:

(millions)	Estimated Life	Estimated Fair Value
Customer relationships	5.0 Years	$1.6
Covenant not to compete	5.0 Years	0.2
Estimated fair value of identified intangible assets		$1.8

The fair value of all identifiable intangible assets is based on assumptions that market participants would use in pricing an asset based on the most advantageous market for the asset (i.e. its highest and best use). The fair value of acquired customer relationships was determined with the excess earnings method. This approach calculated the excess of the future cash flows (i.e. revenue from customers generated from the relationships) over the related cash outflows (i.e. customer servicing expenses) generated over the useful life of the relationship.

Amortization expense related to intangible assets during the three and six months ended June 30, 2022 and 2021, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization expense	$2.1	$2.2	$4.9	$4.3

7. Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2022 (unaudited). The balances for each segment were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of June 30, 2022 and December 31, 2021
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6

8. Borrowing Arrangements

Long-term borrowings, as of June 30, 2022 (unaudited) and December 31, 2021, in order of preference, were as follows:

	Amount Outstanding
(millions)	June 30, 2022	December 31, 2021
Senior Credit Facility, net of original discount on borrowings(1)	$288.7	$301.6
Other borrowings(2)	23.2	23.9
Deferred financing costs	(2.6)	(1.5)
Total obligations	309.3	324.0
Less: Current portion of long-term borrowings	12.1	25.6
Total long-term borrowings, excluding current portion	$297.2	$298.4
(1)	Includes discount on borrowings of $1.4 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.
(2)	Includes finance lease liabilities of $22.0 million and $20.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

Under the terms of the Amended Credit Agreement, term loans under the Senior Credit Facility are subject to scheduled quarterly payments of principal in installments equal to 0.625% of the initial aggregate principal amount of such term loan outstanding on the Fifth Amendment Effective Date and commencing at the end of the fiscal quarter ending June 30, 2024, in quarterly installments equal to 1.25% of the initial aggregate principal amount of the term loan outstanding on the Fifth Amendment Effective Date.

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

As of June 30, 2022, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

At June 30, 2022, the Company had $39.4 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $290.1 million.

The weighted average interest rate on the Company's Senior Credit Facility was 3.3% and 3.6% during the six months ended June 30, 2022 and 2021, respectively. That rate included the interest rate collars and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.4% and 3.8% during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 and 2021, the Company incurred approximately $2.5 million and $1.3 million, respectively, for fees and other customary closing costs in connection with the Fifth Amendment and Fourth Amendment, respectively.

Interest Rate Collars

In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million. The interest rate collar contracts matured in April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The interest rate collars established a range where the Company would pay the counterparties if the one-month LIBOR rate fell below the established floor rate, and the counterparties would pay the Company if the one-month LIBOR rate exceeded the established ceiling rate of 2.5%. The interest rate collars settled monthly through the maturity date. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the third amendment to the Credit Agreement (the “Third Amendment”). The fair value of the interest rate collars was a Level 2 fair value measurement, as the fair value was determined based on quoted prices of similar instruments in active markets. As of December 31, 2021, the liability for the interest rate collars was $0.7 million, which was included in Other noncurrent liabilities within the Condensed Consolidated Balance Sheets. The interest rate collars were classified as cash flow hedges through May 5, 2020.

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss was being reclassified to Other expense within the Condensed Consolidated Statements of Income on a straight-line basis through April 2022, which was over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation were included in Other expense within the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2022, $0.6 million and $0.8 million, respectively, was paid in interest related to the interest rate collars. During the three and six months ended June 30, 2021, $0.6 million and $1.2 million, respectively, was paid in interest related to the interest rate collars.

See Note 12. Comprehensive Income for the amount reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2022 and 2021, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the Convertible Debentures were no longer redeemable for shares. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature April 1, 2028 at $25 per share. There were no redemptions of Convertible Debentures during the periods ended June 30, 2022 and December 31, 2021, respectively. The approximate redemption value of the Convertible Debentures outstanding as of June 30, 2022 and December 31, 2021 was $1.1 million, which was included in Long-term borrowings, excluding current portion, within the Condensed Consolidated Balance Sheets.

9. Stock Repurchase Program

In May 2022, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three and six months ended June 30, 2022, 176,500 shares were repurchased at an average price of $31.51 per share under this program, of which $4.9 million was paid in cash as of June 30, 2022.

As of June 30, 2022, $54.4 million remained available for repurchase under the May 2022 stock repurchase program. Under the program, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act, at times and prices considered to be appropriate at the Company's discretion. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion.

Stock repurchase activity under the May 2022 stock repurchase program during the three and six months ended June 30, 2022 (unaudited) was as follows:

Three and Six Months Ended
(millions, except for share and per share data)	June 30, 2022
Total number of shares repurchased	176,500
Average price paid per share	$31.51
Total value of common stock repurchased	$5.6

The remaining authorized repurchase amounts in the aggregate under the May 2022 repurchase program as of June 30, 2022 (unaudited) was as follows:

(millions)	June 30, 2022
Total authorized repurchase amount	$60.0
Total value of shares repurchased	5.6
Total remaining authorized repurchase amount	$54.4

10. Stock-Based Compensation

Stock Grants

The Company granted 14,635 and 13,420 shares of common stock to the Board during the six months ended June 30, 2022 and 2021, respectively. The Company recognized $0.4 million and $0.5 million of stock-based compensation expense related to the stock grants during the three and six months ended June 30, 2022 and 2021, respectively.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 1,057 and 135,054 restricted stock units to certain executives that vest over one and three years, respectively. During the six months ended June 30, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

Nonvested restricted stock units as of June 30, 2022, and changes during the six months ended June 30, 2022 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	355,434	$34.40
Granted	136,111	30.76
Vested	(37,235)	33.61
Forfeited	(5,155)	34.48
Nonvested as of June 30, 2022	449,155	$33.36

The Company's stock-based compensation expense related to the restricted stock units during the three and six months ended June 30, 2022 and 2021 (unaudited), respectively, which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock-based compensation expense	$1.5	$1.3	$2.8	$2.1

As of June 30, 2022, there was $7.9 million of unrecognized stock-based compensation costs related to restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.8 years.

Performance Share Units (“PSUs”)

During the six months ended June 30, 2022 and 2021, the Company granted 132,304 and 50,868 PSUs, respectively, to certain executives. The performance target is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over three-year performance periods. The performance period for the PSUs granted in 2022 (“2022 PSUs”) is from 2022 through 2024, while the performance period for the PSUs granted in 2021 (“2021 PSUs”) is from 2021 through 2023. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the 2022 PSUs and 2021 PSUs are 264,608 and 99,952, respectively. The Company is currently recognizing expense for the 2022 PSUs based on a payout of 153,479 shares and the maximum payout of 99,952 shares for the 2021 PSUs.

Due to the impact of COVID-19 on the Company’s operations, the Company expects the targets for the PSU awards granted in 2020 (“2020 PSUs) to not be achieved. The performance target for the 2020 PSUs is based on the achievement of certain free cash flow targets before cash taxes and interest payments, subject to certain discretionary adjustments by the Board, over the three-year performance period of 2020 through 2022. Therefore, no compensation expense was recognized related to the 2020 PSUs during the six months ended June 30, 2022 and 2021.

Nonvested PSUs as of June 30, 2022, and changes during the three and six months ended June 30, 2022 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	135,383	$36.79
Granted	132,304	30.80
Forfeited	(2,660)	36.91
Nonvested as of June 30, 2022	265,027	$33.80

The Company's stock-based compensation expense related to PSUs during the three and six months ended June 30, 2022 and 2021 (unaudited), which is included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock-based compensation expense	$0.7	$0.3	$1.2	$0.4

As of June 30, 2022, there was $6.0 million of unrecognized compensation expenses related to PSU awards that are expected to be recognized over a weighted average remaining period of approximately 2.2 years. Since the Company no longer expects the required performance targets to be achieved for the 2020 PSUs, no future compensation expense is expected to be recognized; however, future compensation expense for the 2020 PSUs could reach a maximum of $6.3 million if the performance targets are achieved.

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

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the three and six months ended June 30, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
(millions, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to SP Plus Corporation	$15.4	$9.0	$26.1	$11.3
Basic weighted average common shares outstanding	21,195,819	21,177,142	21,211,299	21,145,494
Dilutive impact of share-based awards	160,645	213,467	136,143	202,020
Diluted weighted average common shares outstanding	21,356,464	21,390,609	21,347,442	21,347,514
Net income per common share
Basic	$0.73	$0.42	$1.23	$0.53
Diluted	$0.72	$0.42	$1.22	$0.53

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

12. Comprehensive Income

The components of other comprehensive income (loss) and income tax allocated to each component during the three and six months ended June 30, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
De-designation of interest rate collars	0.1	—	0.1	0.7	0.2	0.5
Other comprehensive income (loss)	$(0.1)	$—	$(0.1)	$0.6	$0.2	$0.4

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.1	$—	$0.1	$0.1	$—	$0.1
De-designation of interest rate collars	0.5	0.1	0.4	1.1	0.3	0.8
Other comprehensive income	$0.6	$0.1	$0.5	$1.2	$0.3	$0.9

The changes to accumulated other comprehensive loss by component during the six months ended June 30, 2022 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(2.3)	$(0.5)	$(2.8)
Other comprehensive loss before reclassification	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Balance as of June 30, 2022	$(2.4)	$—	$(2.4)

The changes to accumulated other comprehensive loss by component during the six months ended June 30, 2021 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)
Other comprehensive loss before reclassification	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive loss	—	0.8	0.8
Balance as of June 30, 2021	$(2.1)	$(1.4)	$(3.5)

Reclassifications from accumulated other comprehensive loss during the three and six months ended June 30, 2022 and 2021 (unaudited) were as follows:

(millions)	Three Months Ended June 30		Six Months Ended June 30		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2022	2021	2022	2021
Net realized loss	$0.1	$0.5	$0.7	$1.1	Other expenses
Reclassifications before tax	0.1	0.5	0.7	1.1
Income tax benefit	—	0.1	0.2	0.3
Reclassifications, net of tax	$0.1	$0.4	$0.5	$0.8

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

The Other segment includes costs related to the Company’s operational support teams and costs related to common and shared infrastructure, including finance, accounting, information technology, human resources, procurement and purchasing, legal and corporate development.

Revenue, operating income (loss), general and administrative expenses, and depreciation and amortization by operating segment during the three and six months ended June 30, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Services revenue
Commercial
Lease type contracts	$67.1	$48.8	$126.3	$90.2
Management type contracts	65.8	55.2	137.8	111.5
Total Commercial	$132.9	$104.0	264.1	201.7
Aviation
Lease type contracts	3.5	2.1	6.9	3.4
Management type contracts	60.1	35.1	109.9	64.8
Total Aviation	$63.6	$37.2	116.8	68.2
Reimbursed management type contract revenue	184.5	134.5	349.9	252.5
Total services revenue	$381.0	$275.7	$730.8	$522.4
Operating income (loss)
Commercial	$34.7	$26.4	$63.3	$48.1
Aviation	8.5	6.0	16.6	9.1
Other	(17.6)	(14.1)	(34.2)	(27.9)
Total operating income	$25.6	$18.3	$45.7	$29.3
General and administrative expenses
Commercial	$7.8	$6.0	$13.9	$11.0
Aviation	2.9	2.7	5.6	5.7
Other	16.0	13.3	31.7	26.3
Total general and administrative expenses	$26.7	$22.0	$51.2	$43.0
Depreciation and amortization
Commercial(1)	$2.8	$3.3	$5.8	$6.7
Aviation(2)	2.1	2.1	5.0	4.2
Other	1.6	0.8	2.5	1.6
Total depreciation and amortization	$6.5	$6.2	$13.3	$12.5
(1)

Included depreciation and amortization expenses related to cost of services activities of $1.6 million and $2.0 million during the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

(2)

Included depreciation and amortization expenses related to cost of service activities of $1.1 million and $1.0 million during the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by us with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, including statements regarding the anticipated further impact of the COVID-19 pandemic (“COVID-19”) on our operations and financial condition. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted under the Private Securities Litigation Reform Act of 1995. These forward looking statements are made based on our expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond our control. These forward-looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As of June 30, 2022, in our Commercial segment, we operated approximately 86% of our locations under management type contracts and 14% under lease type contracts.

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

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 91% for the twelve-month periods ended June 30, 2022 and 2021, for our Commercial segment facilities.

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

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	June 30, 2022	December 31, 2021	June 30, 2021
Leased facilities	428	423	421
Managed facilities	2,660	2,601	2,560
Total Commercial segment facilities	3,088	3,024	2,981

Revenue

We recognize services revenue from our contracts and certain fees for using our technology-driven mobility solutions as the related services are provided. Substantially all of our revenue comes from the following sources:

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

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at those facilities, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying facility. In addition, management type contract revenue includes revenue related to our other aviation services. Other aviation services include our baggage delivery services, curbside concierge services, remote airline check-in services and other miscellaneous services provided at airports or for our airline clients.

Reimbursed Management Type Contract Revenue. Consists of the direct reimbursement from the client for operating expenses incurred under a management type contract.

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

Management type contracts. Costs under a management type contract are generally the responsibility of the client. As a result, these costs are not included in cost of services. However, “reverse” management type contracts, which typically provide for larger management fees, do require us to pay for certain costs, which are included in cost of services. In addition, certain costs relating to providing our other aviation and ancillary services are included in cost of services.

Reimbursed Management Type Contract Expense. Consists of directly reimbursed costs incurred on behalf of a client under a management type contract.

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

For both goodwill and intangible assets, future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts from COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability at existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

Long-Lived Assets

We evaluate long-lived assets, primarily including right-of-use (“ROU”) assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If an asset or asset group is determined to be impaired, the impairment recognized would be measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts from COVID-19, or other factors which could decrease revenues and profitability of existing locations.

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

Analysis of Results of Operations

As a result of COVID-19, we have executed on a strategy to successfully convert certain lease type contracts to management type contracts or terminate certain lease type contracts, which should provide higher operating income over the contract term. In addition, for those locations that have remained leases, we have worked with landlords to receive rent concessions, receive cost concessions related to service concession arrangements or change lease terms to be more favorable to us. As COVID-19 continues to subside, we expect these concessions to decline.

New business relates to contracts that started during the current year period. Contract terminations relate to contracts that have expired or terminated early during the current period but where we were operating the business in the comparative prior year period presented. Conversions relate to contracts that were converted from lease type contracts to management type contracts after the prior year period.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated results during the three months ended June 30, 2022 and 2021, respectively, included the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2022	June 30, 2021	Amount	%
Services revenue (1)	$196.5	$141.2	$55.3	39.2%
Cost of services (exclusive of depreciation and amortization)(2)	137.7	94.7	43.0	45.4%
General and administrative expenses	26.7	22.0	4.7	21.4%
Depreciation and amortization	6.5	6.2	0.3	4.8%
Operating income	25.6	18.3	7.3	39.9%
Income tax expense	5.9	3.5	2.4	68.6%
(1)	Excluded Reimbursed management type contract revenue of $184.5 million and $134.5 million during the three months ended June 30, 2022 and 2021, respectively.
(2)	Excluded Reimbursed management type contract expense of $184.5 million and $134.5 million during the three months ended June 30, 2022 and 2021, respectively.

Services revenue increased by $55.3 million, or 39.2%, attributable to the following:

•

Services revenue for lease type contracts increased $19.7 million, or 38.7%, primarily due to an increase in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $2.9 million during the three months ended June 30, 2022 as compared to $4.2 million during the three months ended June 30, 2021.

•

Services revenue for management type contracts increased $35.6 million, or 39.4%, primarily due to an increase in volume related to our baggage delivery businesses and volume based management type contracts as a result of improving business conditions, as well as increased volume related to other aviation services and new business.

Cost of services (exclusive of depreciation and amortization) increased by $43.0 million, or 45.4%, attributable to the following:

•

Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $16.4 million, or 41.5%, primarily due to higher operating costs as a result of improving business conditions, and lower cost concessions related to rent concessions of $1.5 million during the three months ended June 30, 2022 as compared to $6.1 million during the three months ended June 30, 2021.

•

Cost of services (exclusive of depreciation and amortization) for management type contracts increased $26.6 million, or 48.2%, primarily due to higher operating costs as a result of improving business conditions related to our baggage delivery businesses, reverse management contracts and other aviation services, as well as new business.

General and administrative expenses increased $4.7 million, or 21.4%, primarily due to higher compensation expenses due to improving business conditions, as well as higher non-cash stock-based compensation and performance based compensation expenses.

Our effective tax rate was 26.6% and 26.3% for the three months ended June 30, 2022 and 2021, respectively.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the three months ended June 30, 2022 and 2021.

Commercial

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2022	June 30, 2021	Amount	%
Services revenue
Lease type contracts	$67.1	$48.8	$18.3	37.5%
Management type contracts	65.8	55.2	10.6	19.2%
Total services revenue	132.9	104.0	28.9	27.8%
Gross profit
Lease type contracts	13.6	10.4	3.2	30.8%
Management type contracts	31.7	25.3	6.4	25.3%
Depreciation and amortization	(1.6)	(2.0)	0.4	20.0%
Total gross profit	43.7	33.7	10.0	29.7%
General and administrative expenses	7.8	6.0	1.8	30.0%
Depreciation and amortization(1)	1.2	1.3	(0.1)	(7.7)%
Operating income	$34.7	$26.4	$8.3	31.4%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $3.2 million, or 30.8%, to $13.6 million during the three months ended June 30, 2022, compared to $10.4 million during the three months ended June 30, 2021. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $1.8 million and $1.5 million, respectively, during the three months ended June 30, 2022 compared to $2.4 million and $6.1 million, respectively, during the three months ended June 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•

Management type contracts. Gross profit increased $6.4 million, or 25.3%, to $31.7 million during the three months ended June 30, 2022, compared to $25.3 million during the three months ended June 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions and new business, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•

Depreciation and amortization. Depreciation and amortization expenses decreased by $0.4, or 20.0%, to $1.6 million during the three months ended June 30, 2022, compared to $2.0 million during the three months ended June 30, 2021.

General and administrative expenses increased $1.8 million, or 30.0%, to $7.8 million during the three months ended June 30, 2022, compared to $6.0 million during the three months ended June 30, 2021. The increase was primarily related to higher compensation and non-cash stock based compensation expenses, as well as higher restructuring and other costs.

Operating income increased $8.3 million, or 31.4%, to $34.7 million during the three months ended June 30, 2022, compared to $26.4 million during the three months ended June 30, 2021, primarily due to the factors noted above.

Aviation

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2022	June 30, 2021	Amount	%
Services revenue
Lease type contracts	$3.5	$2.1	$1.4	66.7%
Management type contracts	60.1	35.1	25.0	71.2%
Total services revenue	63.6	37.2	26.4	71.0%
Gross profit
Lease type contracts	1.1	1.0	0.1	10.0%
Management type contracts	12.4	9.8	2.6	26.5%
Depreciation and amortization	(1.1)	(1.0)	(0.1)	(10.0)%
Total gross profit	12.4	9.8	2.6	26.5%
General and administrative expenses	2.9	2.7	0.2	7.4%
Depreciation and amortization(1)	1.0	1.1	(0.1)	(9.1)%
Operating income	$8.5	$6.0	$2.5	41.7%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $0.1 million, or 10.0%, to $1.1 million during the three months ended June 30, 2022 compared to $1.0 million during the three months ended June 30, 2021. Gross profit increased primarily due to an increase in transient revenue as a result of improving business conditions, mostly offset by lower cost concessions related to service concession arrangements of $1.1 million during the three months ended June 30, 2022 as compared to $1.8 million during the three months ended June 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•

Management type contracts. Gross profit increased $2.6 million, or 26.5%, to $12.4 million during the three months ended June 30, 2022, compared to $9.8 million during the three months ended June 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions, increased activity related to other aviation services and new business, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•

Depreciation and amortization. Depreciation and amortization expenses increased by $0.1, or 10.0%, to $1.1 million during the three months ended June 30, 2022, compared to $1.0 million during the three months ended June 30, 2021.

General and administrative expenses increased $0.2 million, or 7.4%, to $2.9 million during the three months ended June 30, 2022, compared to $2.7 million during the three months ended June 30, 2022 and June 30, 2021.

Operating income increased $2.5 million, or 41.7%, to $8.5 million during the three months ended June 30, 2022, compared to $6.0 million during the three months ended June 30, 2021, primarily due to the factors noted above.

Other

Operating expense within the Other segment increased $3.5 million, or 24.8%, to $17.6 million during the three months ended June 30, 2022, compared to $14.1 million during the three months ended June 30, 2021, primarily due to higher compensation, non-cash stock-based compensation and performance based compensation expenses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Consolidated results during the six months ended June 30, 2022 and 2021, respectively, included the following notable items:

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2022	June 30, 2021	Amount	%
Services revenue (1)	$380.9	$269.9	$111.0	41.1%
Cost of services (exclusive of depreciation and amortization)(2)	270.7	185.1	85.6	46.2%
General and administrative expenses	51.2	43.0	8.2	19.1%
Depreciation and amortization	13.3	12.5	0.8	6.4%
Operating income	45.7	29.3	16.4	56.0%
Income tax expense	10.1	4.9	5.2	106.1%
(1)	Excluded Reimbursed management type contract revenue of $349.9 million and $252.5 million during the six months ended June 30, 2022 and 2021, respectively.
(2)

Excluded Reimbursed management type contract expense of $349.9 million and $252.5 million during the six months ended June 30, 2022 and 2021, respectively. Includes $0.1 million of impairment charges for the six months ended June 30, 2021.

Services revenue increased by $111.0 million, or 41.1%, attributable to the following:

•

Services revenue for lease type contracts increased $39.6 million, or 42.3%, primarily due to an increase in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $6.1 million during the six months ended June 30, 2022 as compared to $17.6 million during the six months ended June 30, 2021.

•

Services revenue for management type contracts increased $71.4 million, or 40.5%, primarily due to an increase in volume based management type contracts as a result of improving business conditions and increased volume related to our baggage delivery businesses and other aviation services, as well as new business.

Cost of services (exclusive of depreciation and amortization) increased by $85.6 million, or 46.2%, attributable to the following:

•

Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $33.1 million, or 44.3%, primarily due to higher operating costs as a result of improving business conditions, and lower cost concessions related to rent concessions of $3.7 million during the six months ended June 30, 2022 as compared to $11.1 million during the six months ended June 30, 2021.

•

Cost of services (exclusive of depreciation and amortization) for management type contracts increased $52.6 million, or 47.7%, primarily due to higher operating costs as a result of improving business conditions related to our baggage delivery businesses, reverse management contracts and other aviation services, as well as new business, partially offset by lower restructuring and other costs.

•	We recognized $0.1 million of impairment charges related to operating lease ROU assets during the six months ended June 30, 2021.

General and administrative expenses increased $8.2 million, or 19.1%, primarily due to higher compensation expenses due to improving business conditions, as well as higher non-cash stock-based compensation and performance based compensation expenses, partially offset by lower restructuring and other costs.

Our effective tax rate was 26.8% and 26.3% during the six months ended June 30, 2022 and 2021, respectively.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the six months ended June 30, 2022 and 2021.

Commercial

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2022	June 30, 2021	Amount	%
Services revenue
Lease type contracts	$126.3	$90.2	$36.1	40.0%
Management type contracts	137.8	111.5	26.3	23.6%
Total services revenue	264.1	201.7	62.4	30.9%
Gross profit
Lease type contracts	22.8	17.3	5.5	31.8%
Management type contracts	60.2	48.5	11.7	24.1%
Depreciation and amortization	(3.4)	(4.0)	0.6	15.0%
Total gross profit	79.6	61.8	17.8	28.8%
General and administrative expenses	13.9	11.0	2.9	26.4%
Depreciation and amortization(1)	2.4	2.7	(0.3)	(11.1)%
Operating income	$63.3	$48.1	$15.2	31.6%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $5.5 million, or 31.8%, to $22.8 million during the six months ended June 30, 2022, compared to $17.3 million during the six months ended June 30, 2021. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $3.8 million and $3.7 million, respectively, during the six months ended June 30, 2022 compared to $12.2 million and $11.1 million, respectively, during the six months ended June 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•

Management type contracts. Gross profit increased $11.7 million, or 24.1%, to $60.2 million during the six months ended June 30, 2022, compared to $48.5 million during the six months ended June 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions, new business and lower restructuring and other costs, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•

Depreciation and amortization. Depreciation and amortization expenses decreased by $0.6, or 15.0%, to $3.4 million during the six months ended June 30, 2022, compared to $4.0 million during the six months ended June 30, 2021.

General and administrative expenses increased $2.9 million, or 26.4%, to $13.9 million during the six months ended June 30, 2022, compared to $11.0 million during the six months ended June 30, 2021. The increase was primarily related to higher compensation and non-cash stock-based compensation expenses, as well as higher restructuring and other costs.

Operating income increased $15.2 million, or 31.6%, to $63.3 million during the six months ended June 30, 2022, compared to $48.1 million during the six months ended June 30, 2021, primarily due to the factors noted above.

Aviation

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2022	June 30, 2021	Amount	%
Services revenue
Lease type contracts	$6.9	$3.4	$3.5	102.9%
Management type contracts	109.9	64.8	45.1	69.6%
Total services revenue	116.8	68.2	48.6	71.3%
Gross profit
Lease type contracts	2.5	1.5	1.0	66.7%
Management type contracts	24.7	17.6	7.1	40.3%
Lease impairment	—	(0.1)	0.1	100.0%
Depreciation and amortization	(2.2)	(2.1)	(0.1)	4.8%
Total gross profit	25.0	16.9	8.1	47.9%
General and administrative expenses	5.6	5.7	(0.1)	(1.8)%
Depreciation and amortization(1)	2.8	2.1	0.7	33.3%
Operating income	$16.6	$9.1	$7.5	82.4%
(1)	Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•

Lease type contracts. Gross profit increased $1.0 million, or 66.7%, to $2.5 million during the six months ended June 30, 2022, compared to $1.5 million during the six months ended June 30, 2021. Gross profit increased primarily due to an increase in transient revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $2.3 million during the six months ended June 30, 2022 as compared to $5.4 million during the six months ended June 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•

Management type contracts. Gross profit increased $7.1 million, or 40.3%, to $24.7 million during the six months ended June 30, 2022, compared to $17.6 million during the six months ended June 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving conditions and increased volume related to other aviation services, as well as lower restructuring and other costs, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•	Lease impairment. We recognized $0.1 million of impairment charges related to operating lease ROU assets during the six months ended June 30, 2021.

•

Depreciation and amortization. Depreciation and amortization expenses increased by $0.1, or 4.8%, to $2.2 million during the six months ended June 30, 2022, compared to $2.1 million during the six months ended June 30, 2021.

General and administrative expenses decreased $0.1 million, or 1.8%, to $5.6 million during the six months ended June 30, 2022 compared to $5.7 million during the six months ended June 30, 2021. The decrease is primarily related to lower restructuring and other costs, mostly offset by higher compensation and non-cash stock-based compensation expenses.

Operating income increased $7.5 million, or 82.4%, to $16.6 million during the six months ended June 30, 2022, compared to $9.1 million during the six months ended June 30, 2021, primarily due to the factors noted above, partially offset by an increase in depreciation and amortization expenses.

Other

Operating expense within the Other segment increased $6.3 million, or 22.6%, to $34.2 million during the six months ended June 30, 2022, compared to $27.9 million during the six months ended June 30, 2021, primarily due to higher compensation, non-cash stock-based compensation and performance based compensation expenses.

Analysis of Financial Condition

Liquidity and Capital Resources

General

We continually project anticipated cash requirements for our operating, investing and financing needs, as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll, insurance claims, interest and legal settlements. Our investing and financing spending can include payments for acquired businesses or assets, joint ventures, capital expenditures, distributions to noncontrolling interests, share repurchases and payments on our outstanding indebtedness.

As of June 30, 2022, we had $14.6 million of cash and cash equivalents and $271.8 million of borrowing availability under our Senior Credit Facility (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements). COVID-19 and the resulting global disruptions, including the impacts from increased inflation, have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of COVID-19. In order to lessen the impacts from COVID-19, we took actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures, suspending repurchases of our common stock through March 31, 2022, and maximizing the net operating loss (“NOL”) on our 2020 U.S. Federal income tax return (“2020 NOL”) in order to carry back the loss to previous years that had a higher tax rate. We received the $20.5 million refund related to the 2020 NOL during the six months ended June 30, 2022. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On June 30, 2022, we had total indebtedness of approximately $309.3 million, a decrease of $14.7 million from December 31, 2021. The $309.3 million in total indebtedness as of June 30, 2022 includes:

•	$286.1 million under our Senior Credit Facility; and
•	$23.2 million of other debt including finance lease obligations.

As of June 30, 2022, we were in compliance with our debt covenants under the Amended Credit Agreement (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements).

At June 30, 2022, we had $39.9 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $290.1 million.

The weighted average interest rate on our Senior Credit Facility was 3.3% and 3.6% during the six months ended June 30, 2022 and 2021, respectively. That rate included the interest rate collars and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 3.4% and 3.8% during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 and 2021, we incurred approximately $2.5 million and $1.3 million, respectively, for fees and other customary closing costs in connection with amending our Senior Credit Facility.

Stock Repurchases

In May 2022, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three and six months ended June 30, 2022, 176,500 shares were repurchased at an average price of $31.52 shares under this program, of which $4.9 million was paid in cash as of June 30, 2022.

The remaining authorized repurchase amounts in aggregate under the May 2022 repurchase program as of June 30, 2022 were as follows:

(millions)	June 30, 2022
Total authorized repurchase amount	$60.0
Total value of shares repurchased	5.6
Total remaining authorized repurchase amount	$54.4

Daily Cash Collections

As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease type contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments based on the terms of the leases. Under management type contracts, clients may require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients may require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. In addition, our clients may require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the six months ended June 30, 2022 and 2021, respectively, were as follows:

	Six Months Ended
(millions)	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$35.7	$23.3
Net cash used in investing activities	(10.7)	(5.2)
Net cash used in financing activities	(26.0)	(16.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net (decrease) increase in cash and cash equivalents	$(1.1)	$1.9

Operating Activities

Net cash provided by operating activities was $35.7 million during the six months ended June 30, 2022 as compared to $23.3 million during the six months ended June 30, 2021. The increase in net cash provided by operating activities primarily resulted from the receipt of the $20.5 million U.S. Federal income tax refund related to our ability to carry back our 2020 NOL, as well as higher operating income, net of non-cash related items, due to improving business conditions and lower interest payments, partially offset by the payment of performance based compensation and higher income tax installment payments during the six months ended June 30, 2022.

Investing Activities

Net cash used in investing activities was $10.7 million during the six months ended June 30, 2022, an increase of $5.5 million from $5.2 million during the six months ended June 30, 2021. The increase in net cash used in investing activities primarily resulted from the increase in investments in technology, leasehold improvements and equipment and the $1.8 million acquisition of other intangible assets during the six months ended June 30, 2022.

Financing Activities

Net cash used in financing activities was $26.0 million during the six months ended June 30, 2022, an increase of $9.7 million from $16.3 million during the six months ended June 30, 2021. Due to our operating cash flow during the six months ended June 30, 2022, we were able to make higher payments on the revolving portion of our Senior Credit Facility as compared to the six months ended June 30, 2021. Additionally, during the six months ended June 30, 2022, we repurchased $4.9 million of common stock under our May 2022 stock repurchase program. In addition, during the six months ended June 30, 2022, we received proceeds of $17.2 million related to our term loan, which was used for general corporate purposes.

Cash and Cash Equivalents

We had Cash and cash equivalents of $14.6 million and $15.7 million at June 30, 2022 and December 31, 2021, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and litigation in the normal course of our business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of current claims and legal proceedings brought against us are subject to uncertainty, we believe the final outcome will not have a material adverse effect on our financial position, results of operations or cash flows.

We accrue a charge when we determine that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and the amount of a loss or a range of loss involves significant estimation and judgment.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated August 4, 2022 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 4, 2022 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 4, 2022 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2022.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*               Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: August 4, 2022	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2022	By:	/s/ GARY T. ROBERTS
Gary T. Roberts
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)