Form 10-Q
period 2022-09-30
SP Plus Corp
filed 2022-11-03
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2022
Common Stock, $0.001 par value per share	20,167,187	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$18.4	$15.7
Accounts and notes receivable, net	153.2	139.6
Prepaid expenses and other current assets	14.4	32.2
Total current assets	186.0	187.5
Property and equipment, net	54.7	48.9
Right-of-use assets	175.4	201.2
Goodwill	526.3	526.6
Other intangible assets, net	49.2	54.4
Deferred taxes	45.7	50.6
Other noncurrent assets, net	42.6	47.0
Total noncurrent assets	893.9	928.7
Total assets	$1,079.9	$1,116.2
Liabilities and stockholders’ equity
Accounts payable	$128.7	$118.5
Accrued and other current liabilities	116.6	123.3
Short-term lease liabilities	61.4	65.4
Current portion of long-term borrowings	11.8	25.6
Total current liabilities	318.5	332.8
Long-term borrowings, excluding current portion	293.4	298.4
Long-term lease liabilities	165.6	200.3
Other noncurrent liabilities	60.8	62.6
Total noncurrent liabilities	519.8	561.3
Total liabilities	$838.3	$894.1
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 23,276,329 and 20,397,787 shares issued and outstanding as of September 30, 2022, respectively, and 23,224,459 and 21,189,717 shares issued and outstanding as of December 31, 2021, respectively	—	—
Treasury stock, at cost; 2,878,542 and 2,034,742 shares as of September 30, 2022 and December 31, 2021, respectively	(98.2)	(70.6)
Additional paid-in capital	274.1	267.5
Accumulated other comprehensive loss	(3.0)	(2.8)
Retained earnings	68.8	28.4
Total SP Plus Corporation stockholders’ equity	241.7	222.5
Noncontrolling interest	(0.1)	(0.4)
Total stockholders’ equity	241.6	222.1
Total liabilities and stockholders’ equity	$1,079.9	$1,116.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Services revenue
Lease type contracts	$72.2	$59.7	$205.4	$153.3
Management type contracts	134.9	101.9	382.6	278.2
	207.1	161.6	588.0	431.5
Reimbursed management type contract revenue	197.3	150.0	547.2	402.5
Total services revenue	404.4	311.6	1,135.2	834.0
Cost of services (exclusive of depreciation and amortization)
Lease type contracts	59.0	48.0	166.9	122.8
Management type contracts	89.9	64.1	252.7	174.3
Lease impairment	—	3.5	—	3.6
	148.9	115.6	419.6	300.7
Reimbursed management type contract expense	197.3	150.0	547.2	402.5
Total cost of services (exclusive of depreciation and amortization)	346.2	265.6	966.8	703.2
General and administrative expenses	27.2	21.1	78.4	64.1
Depreciation and amortization	7.2	6.0	20.5	18.5
Operating income	23.8	18.9	69.5	48.2
Other expense (income)
Interest expense	3.9	5.2	12.2	16.1
Interest income	(0.1)	(0.1)	(0.4)	(0.3)
Total other expenses	3.8	5.1	11.8	15.8
Earnings before income taxes	20.0	13.8	57.7	32.4
Income tax expense	4.9	1.6	15.0	6.5
Net income	15.1	12.2	42.7	25.9
Less: Net income attributable to noncontrolling interest	0.8	0.7	2.3	3.1
Net income attributable to SP Plus Corporation	$14.3	$11.5	$40.4	$22.8
Common stock data
Net income per common share
Basic	$0.69	$0.54	$1.92	$1.08
Diluted	$0.68	$0.54	$1.90	$1.07
Weighted average shares outstanding
Basic	20,744,813	21,184,583	21,054,095	21,158,667
Diluted	20,977,667	21,400,386	21,223,982	21,365,282

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$15.1	$12.2	$42.7	$25.9
Reclassification of de-designated interest rate collars	—	0.4	0.5	1.2
Foreign currency translation loss	(0.6)	(0.1)	(0.7)	—
Comprehensive income	14.5	12.5	42.5	27.1
Less: Comprehensive income attributable to noncontrolling interest	0.8	0.7	2.3	3.1
Comprehensive income attributable to SP Plus Corporation	$13.7	$11.8	$40.2	$24.0

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1
Net income	—	—	—	—	10.7	—	0.6	11.3
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	37,235	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.8	—	—	—	—	1.8
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	23,261,694	$—	$269.3	$(2.3)	$39.1	$(70.6)	$(0.3)	$235.2
Net income	—	—	—	—	15.4	—	0.9	16.3
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Reclassification of de-designated interest rate collars	—	—	—	0.1	—	—	—	0.1
Issuance of stock grants	14,635	—	0.4	—	—	—	—	0.4
Non-cash stock-based compensation	—	—	2.2	—	—	—	—	2.2
Repurchases of common stock	—	—	—	—	—	(5.6)	—	(5.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance at June 30, 2022	23,276,329	$—	$271.9	$(2.4)	$54.5	$(76.2)	$(0.1)	$247.7
Net income	—	—	—	—	14.3	—	0.8	15.1
Foreign currency translation	—	—	—	(0.6)	—	—	—	(0.6)
Non-cash stock-based compensation	—	—	2.2	—	—	—	—	2.2
Repurchases of common stock	—	—	—	—	—	(22.0)	—	(22.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2022	23,276,329	$—	$274.1	$(3.0)	$68.8	$(98.2)	$(0.1)	$241.6

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	2.3	—	1.6	3.9
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	35,902	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	0.9	—	—	—	—	0.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2021	23,205,424	$—	$262.3	$(4.0)	$(1.0)	$(70.6)	$(0.5)	$186.2
Net income	—	—	—	—	9.0	—	0.8	9.8
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of stock grants	13,420	—	0.5	—	—	—	—	0.5
Non-cash stock-based compensation	—	—	1.6	—	—	—	—	1.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2021	23,218,844	$—	$264.4	$(3.5)	$8.0	$(70.6)	$(0.5)	$197.8
Net income	—	—	—	—	11.5	—	0.7	12.2
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted share units	4,020	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.5	—	—	—	—	1.5
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2021	23,222,864	$—	$265.9	$(3.2)	$19.5	$(70.6)	$(0.3)	$211.3

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2022	September 30, 2021
Operating activities
Net income	$42.7	$25.9
Adjustments to reconcile net income to net cash provided by operations:
Impairment	—	3.6
Depreciation and amortization	20.5	18.5
Non-cash stock-based compensation	6.6	4.5
Provisions for credit losses on accounts receivable	—	0.5
Deferred income taxes	4.7	11.5
Other	1.1	3.4
Changes in operating assets and liabilities
Accounts and notes receivable	(13.6)	(10.6)
Prepaid and other current assets	17.8	(10.1)
Accounts payable	10.2	12.1
Accrued liabilities and other	(14.4)	(29.2)
Net cash provided by operating activities	75.6	30.1
Investing activities
Purchases of property and equipment	(16.5)	(6.8)
Acquisition of other intangible assets	(1.8)	—
Cost of contracts	—	(1.0)
Proceeds from sale of equipment	0.2	0.4
Net cash used in investing activities	(18.1)	(7.4)
Financing activities
Payments on credit facility revolver	(363.1)	(295.9)
Proceeds from credit facility revolver	336.4	297.2
Proceeds from credit facility term loan	17.2	—
Payments on credit facility term loan	(5.5)	(11.2)
Payments of debt issuance costs	(2.5)	(1.3)
Payments on other long-term borrowings	(7.7)	(5.8)
Distributions to noncontrolling interest	(2.0)	(1.7)
Repurchases of common stock	(26.9)	—
Net cash used in financing activities	(54.1)	(18.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	—
Increase in cash and cash equivalents	2.7	4.0
Cash and cash equivalents at beginning of year	15.7	13.9
Cash and cash equivalents at end of period	$18.4	$17.9
Supplemental disclosures
Cash paid (received) during the period for
Interest	$11.6	$14.4
Income taxes, net	$(9.8)	$0.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Notes to Condensed Consolidated Financial Statements

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for the Company’s clients. The Company provides technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security and event logistics to aviation, commercial, hospitality, healthcare and government clients primarily across North America. The Company typically enters into contractual agreements with property owners or managers as opposed to owning facilities. The majority of the Company’s operations are conducted in the United States.

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

All adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or the fiscal year ending December 31, 2022. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 with the Securities and Exchange Commission.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment in the VIE in accordance with applicable U.S. GAAP. As of September 30, 2022 and December 31, 2021, assets related to consolidated VIEs were $53.8 million and $54.9 million, respectively, which were primarily related to right-of-use (“ROU”) assets and leasehold improvements, equipment and construction in progress, net. As of September 30, 2022 and December 31, 2021, liabilities related to consolidated VIEs were $49.6 million and $52.7 million, respectively, which were primarily related to operating and finance lease liabilities. All intercompany profits, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.6 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, and were included in Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Property and Equipment, Net

Property and equipment includes the Company's equipment, internal-use software, vehicles, leasehold improvements and construction in process. Property and equipment are stated at cost, less accumulated depreciation and amortization, whenever applicable.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50% and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $13.3 million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively, was included in Other noncurrent assets, net, within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $2.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of equity investments of unconsolidated entities, advances, deposits and cost of contracts, net, as of September 30, 2022 and December 31, 2021.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of insurance, accrued rent, compensation, payroll withholdings, property, payroll and other taxes and other accrued expenses as of September 30, 2022 and December 31, 2021.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income (losses) from the subsidiaries in which the Company holds a controlling interest, but less than 100%, ownership interest. The results of these subsidiaries are consolidated and included in the Condensed Consolidated Financial Statements.

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

Other Intangible Assets, net

Other intangible assets represent assets with finite lives that are amortized on a straight-line basis over their estimated useful lives. The Company evaluates other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of intangible assets are complex and subjective, and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and forecasts. Although the Company believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.

For both goodwill and intangible assets, future events may indicate differences from the Company’s judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of the COVID-19 pandemic (“COVID-19”), increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

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

During the three months ended September 30, 2021, the Company determined certain impairment testing triggers had occurred for ROU assets associated with certain asset groups. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the nine months ended September 30, 2022, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on the Condensed Consolidated Financial Statements or financial statement disclosures.

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

As discussed in Note 1. Significant Accounting Policies and Practices, the Company tests ROU assets when impairment indicators are present. During the nine months ended September 30, 2021, the Company determined certain impairment testing triggers had occurred for operating lease ROU assets associated with certain asset groups. Therefore, the Company performed an undiscounted cash flow analysis on these ROU assets as of March 31, 2021 and September 30, 2021. Based on the undiscounted cash flow analysis of March 31, 2021 and September 30, 2021, the Company determined these ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair values for these asset groups were determined. The fair values of the ROU assets measured on a non-recurring basis, which are classified as Level 3 in the fair value hierarchy, were determined based on estimates of future discounted cash flows. The estimated fair values were compared to net carrying values, and as a result, ROU assets held and used with carrying amounts totaling $5.6 million were determined to have a fair value of $2.0 million, resulting in impairment charges of $3.5 million and $0.1 million in the Commercial segment and Aviation segments, respectively. The impairment charges of $3.5 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, were included within Lease Impairment in the Condensed Consolidated Statements of Income.

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

As a result of COVID-19, the Company was able to negotiate lease concessions with certain landlords. These rent concessions were recorded in accordance with the guidance noted above. As a result, the Company recorded $1.3 million and $5.0 million related to rent concessions as a reduction to Cost of services – lease type contracts during the three and nine months ended September 30, 2022, respectively. The Company recorded $3.1 million and $14.2 million related to rent concessions as a reduction to cost of services during the three and nine months ended September 30, 2021, respectively.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification within the Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 were as follows:

(millions)	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$175.4	$201.2
Finance	Property and equipment, net	23.4	22.4
Total leased assets		$198.8	$223.6
Liabilities
Current
Operating	Short-term lease liabilities	$61.4	$65.4
Finance	Current portion of long-term borrowings	6.5	6.7
Noncurrent
Operating	Long-term lease liabilities	165.6	200.3
Finance	Long-term borrowings, excluding current portion	14.3	14.0
Total lease liabilities		$247.8	$286.4

The components of lease cost and classification within the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022 and 2021 (unaudited) were as follows:

		Three Months Ended		Nine Months Ended
(millions)	Classification	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost (a)(b)	Cost of services - lease type contracts	$15.5	$17.0	$45.2	$44.3
Short-term lease (a)	Cost of services - lease type contracts	4.5	4.3	14.9	13.2
Variable lease	Cost of services - lease type contracts	19.1	11.2	52.4	23.2
Operating lease cost		39.1	32.5	112.5	80.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.5	1.3	4.2	4.3
Interest on lease liabilities	Interest expense	0.2	0.2	0.7	0.8
Lease impairment	Lease impairment	—	3.5	—	3.6
Net lease cost		$40.8	$37.5	$117.4	$89.4

(a)
Operating lease cost included General and administrative expenses related to leases for office space amounting to $1.0 million and $2.9 million during the three and nine months ended September 30, 2022, respectively, compared to $1.1 million and $3.1 million during the three and nine months ended September 30, 2021, respectively.
(b)
Included rent concessions amounting to $1.3 and $5.0 million during the three and nine months ended September 30, 2022, respectively, compared to $3.1 and $14.2 million during the three and nine months ended September 30, 2021, respectively.

Sublease income was $0.4 million during the three months ended September 30, 2022 and 2021, and $1.0 and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively.

The Company has not entered into operating lease arrangements as of September 30, 2022 that commence in future periods.

Maturities, lease term and discount rate information of lease liabilities as of September 30, 2022 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2022	$18.8	$2.0	$20.8
2023	66.2	6.9	73.1
2024	48.9	4.9	53.8
2025	37.4	2.9	40.3
2026	30.0	2.2	32.2
After 2026	60.1	4.3	64.4
Total lease payments	261.4	23.2	284.6
Less: Imputed interest	34.4	2.4	36.8
Present value of lease liabilities	$227.0	$20.8	$247.8
Weighted-average remaining lease term (years)	5.4	4.6
Weighted-average discount rate	5.2%	4.3%

Future sublease income for the above periods shown was excluded, as the amounts are not material.

Supplemental cash flow information related to leases during the nine months ended September 30, 2022 and 2021 (unaudited) was as follows:

	Nine Months Ended
(millions)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$69.0	$71.6
Operating cash outflows related to interest on finance leases	0.7	0.8
Financing cash outflows related to finance leases	7.7	6.0
Leased assets obtained in exchange for new operating liabilities	12.4	6.9
Leased assets obtained in exchange for new finance lease liabilities	5.8	0.4

3. Acquisition, Restructuring and Other Costs

The Company incurred certain acquisition, restructuring and other costs that were expensed as incurred, which included:

•
Acquisition costs - legal and other miscellaneous expenses related to contemplated acquisitions (included in General and administrative expenses within the Consolidated Statements of Income)
•
Restructuring costs - severance and relocation costs related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives (included in Cost of services and General and administrative expenses within the Condensed Consolidated Statements of Income); and
•
Other costs - legal and other miscellaneous expenses related to pre-acquisition matters (included in Cost of services and General and administrative expenses within the Consolidated Statements of Income).

Acquisition, restructuring and other costs during the three and nine months ended September 30, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Commercial
Cost of services - lease type contracts	$—	$—	$—	$0.2
Cost of services - management type contracts(1)	—	—	0.1	1.0
General and administrative expenses(2)	—	—	0.7	0.1
Aviation
Cost of services - management type contracts	—	0.1	—	0.6
General and administrative expenses(3)	—	0.3	(0.4)	0.8
Other
General and administrative expenses(4)	1.3	(0.1)	1.5	0.1
Total restructuring and other costs
Cost of services - lease type contracts	—	—	—	0.2
Cost of services - management type contracts	—	0.1	0.1	1.6
General and administrative expenses	1.3	0.2	1.8	1.0
Total	$1.3	$0.3	$1.9	$2.8

(1)
Included severance costs of $0.1 million during the nine months ended September 30, 2022.
(2)
Included severance costs of $0.6 million during the nine months ended September 30, 2022.
(3)
Included severance costs of $0.1 million during the nine months ended September 30, 2022.
(4)
Included severance costs of $0.1 million during the nine months ended September 30, 2021.

The accrual for acquisition, restructuring and other costs of $0.7 million and $1.1 million was included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, respectively.

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

Lease type contracts

The Company operates certain parking facilities under lease type arrangements, and receives all revenue, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In accordance with Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue.

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

Service concession arrangements

Revenue generated from service concession arrangements is accounted for under the guidance of Topics 606 and 853. Certain expenses (primarily rental expense), as well as depreciation and amortization, related to service concessions arrangements for lease type contracts, are recorded as a reduction of Service revenue - lease type contracts.

As a result of COVID-19, the Company was able to negotiate cost reductions on certain lease type contracts related to service concession arrangements. The Company recorded $3.1 million and $9.2 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the three and nine months ended September 30, 2022, respectively. The Company recorded $4.3 million and $21.9 million of cost concessions related to service concession arrangements during the three and nine months ended September 30, 2021, respectively.

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

Reimbursed management type contract revenue and expense

For certain management type contracts, the Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses incurred. The Company has determined it is the principal in these transactions, as the nature of its performance obligation is for the Company to provide the services on behalf of the client. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the client.

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

As of September 30, 2022, the Company had $181.0 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2022	$20.4
2023	65.6
2024	43.6
2025	23.4
2026	16.7
2027 and thereafter	11.3
Total	$181.0

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, within the Condensed Consolidated Balance Sheets. There were no impairment charges recorded on contract assets or contract liabilities during the three and nine months ended September 30, 2022 and 2021.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of September 30, 2022 (unaudited) and December 31, 2021:

(millions)	September 30, 2022	December 31, 2021
Accounts receivable	$153.0	$137.3
Contract asset	0.2	2.3
Contract liability	(13.2)	(15.7)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the nine months ended September 30, 2022 and 2021 (unaudited):

	Nine Months Ended
(millions)	September 30, 2022	September 30, 2021
Balance, beginning of period	$2.3	$8.6
Additional contract assets	0.2	6.3
Reclassification to accounts receivable	(2.3)	(8.6)
Balance, end of period	$0.2	$6.3

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the nine months ended September 30, 2022 and 2021 (unaudited):

	Nine Months Ended
(millions)	September 30, 2022	September 30, 2021
Balance, beginning of period	$(15.7)	$(12.5)
Additional contract liabilities	(13.2)	(12.5)
Recognition of revenue from contract liabilities	15.7	12.5
Balance, end of period	$(13.2)	$(12.5)

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

Cost of contracts expense related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue. Cost of contracts expense during three and nine months ended September 30, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of contracts expense	$0.3	$0.3	$0.8	$0.8

As of September 30, 2022 (unaudited) and December 31, 2021, cost of contracts, net of accumulated amortization, included in Other noncurrent assets within the Condensed Consolidated Balance Sheets was $3.7 million and $3.8 million, respectively. No impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to claims and litigation in the normal course of its business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of current claims and legal proceedings brought against the Company are subject to uncertainty, the Company believes the final outcome will not have a material adverse effect on its financial position, results of operations or cash flows.

The Company accrues a charge when it determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss, and if material, discloses the estimated range. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, it explains the factors that prevent it from determining such a range. The Company regularly evaluates current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and the amount of a loss or a range of loss involves significant estimation and judgment.

6. Other Intangible Assets, net

The components of other intangible assets, net, as of September 30, 2022 (unaudited) and December 31, 2021, were as follows:

		September 30, 2022			December 31, 2021
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	2.3	$1.8	$(1.2)	$0.6	$2.9	$(2.3)	$0.6
Trade names and trademarks	1.2	0.9	(0.6)	0.3	0.9	(0.5)	0.4
Proprietary know how	2.2	3.8	(1.9)	1.9	3.8	(1.3)	2.5
Management contract rights	6.6	81.0	(51.7)	29.3	81.0	(47.7)	33.3
Customer relationships	9.0	23.1	(6.0)	17.1	21.5	(3.9)	17.6
Other intangible assets, net	7.2	$110.6	$(61.4)	$49.2	$110.1	$(55.7)	$54.4

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

Amortization expense related to intangible assets during the three and nine months ended September 30, 2022 and 2021, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization expense	$2.1	$2.2	$7.0	$6.5

7. Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2022 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2021
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6
Foreign currency translation	(0.3)	—	(0.3)
Net book value as of September 30, 2022
Goodwill	$376.8	$209.0	$585.8
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$376.8	$149.5	$526.3

8. Borrowing Arrangements

Long-term borrowings, as of September 30, 2022 (unaudited) and December 31, 2021, in order of preference, were as follows:

	Amount Outstanding
(millions)	September 30, 2022	December 31, 2021
Senior Credit Facility, net of original discount on borrowings(1)	$285.8	$301.6
Other borrowings(2)	21.9	23.9
Deferred financing costs	(2.5)	(1.5)
Total obligations	305.2	324.0
Less: Current portion of long-term borrowings	11.8	25.6
Total long-term borrowings, excluding current portion	$293.4	$298.4

(1)
Includes discount on borrowings of $1.3 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.
(2)
Includes finance lease liabilities of $20.8 million and $20.7 million as of September 30, 2022 and December 31, 2021, respectively.

Senior Credit Facility

On April 21, 2022 (the “Fifth Amendment Effective Date”), the Company entered into a fifth amendment (the “Fifth Amendment”) to the Company’s credit agreement (as amended prior to the Fifth Amendment Effective Date, the “Credit Agreement”; the Credit Agreement, as amended by the Fifth Amendment, the “Amended Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; certain subsidiaries of the Company, as guarantors; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders have made available to the Company a senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility permits aggregate borrowings of $600.0 million consisting of (i) a revolving credit facility of up to $400.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $200.0 million. The maturity date of the Senior Credit Facility is April 21, 2027. Prior to the Fifth Amendment Effective Date, the outstanding principal balance under the term loan facility was $182.8 million. Pursuant to the terms of the Fifth Amendment, the Company received an additional advance under the term loan facility in an aggregate principal amount of $17.2 million on April 21, 2022, so that as of the Fifth Amendment Effective Date, the outstanding balance thereunder was $200.0 million.

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

The Amended Credit Agreement provided that the maximum Consolidated Leverage Ratio was 4.50:1.0 for the fiscal quarter ending September 30, 2022. Additionally, per the terms of the Amended Credit Agreement, the Consolidated Leverage Ratio will be 4.25:1.0 for the fiscal quarters ending December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, and 4.00:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter ending thereafter. In addition, the Amended Credit Agreement provides a covenant holiday option to the Consolidated Leverage Ratio covenant, which allows the Company to elect to raise the maximum Consolidated Leverage Ratio up to 4.50:1.0 for a fiscal quarter in which an acquisition involving consideration in excess of $50.0 million would be consummated, subject to the conditions in the Amended Credit Agreement.

The Amended Credit Agreement provides that the Company shall maintain a minimum consolidated interest coverage ratio of 3.5:1.0 for each fiscal quarter.

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

As of September 30, 2022, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

As of September 30, 2022, the Company had $39.5 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $287.1 million.

The weighted average interest rate on the Company's Senior Credit Facility was 4.6% and 3.6% during the nine months ended September 30, 2022 and 2021, respectively. That rate included the interest rate collars and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 4.9% and 3.8% during the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, the Company incurred approximately $2.5 million and $1.3 million, respectively, for fees and other customary closing costs in connection with the Fifth Amendment and the fourth amendment to the Credit Agreement, respectively.

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

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss was being reclassified to Other expense within the Condensed Consolidated Statements of Income on a straight-line basis through April 2022, which was over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation were included in Other expense within the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2022, $0.8 million was paid in interest related to the interest rate collars. During the three and nine months ended September 30, 2021, $0.6 million and $1.8 million, respectively, was paid in interest related to the interest rate collars.

See Note 12. Comprehensive Income for the amount reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the Convertible Debentures were no longer redeemable for shares. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. The Convertible Debentures mature April 1, 2028 at $25 per share. There were no redemptions of Convertible Debentures during the periods ended September 30, 2022 and December 31, 2021, respectively. The approximate redemption value of the Convertible Debentures outstanding as of September 30, 2022 and December 31, 2021 was $1.1 million, which was included in Long-term borrowings, excluding current portion, within the Condensed Consolidated Balance Sheets.

9. Stock Repurchase Program

In May 2022, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three and nine months ended September 30, 2022, 667,300 and 843,800 shares, respectively, were repurchased at an average price of $33.08 and $32.77 per share, respectively, under this program, of which $26.9 million was paid in cash as of September 30, 2022.

As of September 30, 2022, $32.4 million remained available for repurchase under the May 2022 stock repurchase program. Under the program, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act, at times and prices considered to be appropriate at the Company's discretion. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion.

Stock repurchase activity under the May 2022 stock repurchase program during the three and nine months ended September 30, 2022 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total number of shares repurchased	667,300	—	843,800	—
Average price paid per share	$33.08	$—	$32.77	$—
Total value of common stock repurchased	$22.0	$—	$27.6	$—

The remaining authorized repurchase amounts in the aggregate under the May 2022 stock repurchase program as of September 30, 2022 (unaudited) was as follows:

(millions)	September 30, 2022
Total authorized repurchase amount	$60.0
Total value of shares repurchased	27.6
Total remaining authorized repurchase amount	$32.4

10. Stock-Based Compensation

Stock Grants

The Company granted 14,635 and 13,420 shares of common stock to the Board during the nine months ended September 30, 2022 and 2021, respectively. The Company recognized $0.4 million and $0.5 million of stock-based compensation expense related to the stock grants during the nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 1,057 and 135,054 restricted stock units to certain executives that vest over one and three years, respectively. During the nine months ended September 30, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees that vest over two and three years, respectively.

Nonvested restricted stock units as of September 30, 2022, and changes during the nine months ended September 30, 2022 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	355,434	$34.40
Granted	136,111	30.76
Vested	(37,235)	33.61
Forfeited	(7,178)	34.33
Nonvested as of September 30, 2022	447,132	$33.36

The Company's stock-based compensation expense related to the restricted stock units during the three and nine months ended September 30, 2022 and 2021 (unaudited), respectively, which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock-based compensation expense	$1.5	$1.2	$4.3	$3.3

As of September 30, 2022, there was $6.3 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.7 years.

Performance Share Units (“PSUs”)

During the nine months ended September 30, 2022 and 2021, the Company granted 132,304 and 50,868 PSUs, respectively, to certain executives. The performance target is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over three-year performance periods. The performance period for the PSUs granted in 2022 (“2022 PSUs”) is from 2022 through 2024, while the performance period for the PSUs granted in 2021 (“2021 PSUs”) is from 2021 through 2023. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the 2022 PSUs and 2021 PSUs are 264,608 and 99,952, respectively. The Company is currently recognizing expense for the 2022 PSUs based on a payout of 157,445 shares and the maximum payout of 99,952 shares for the 2021 PSUs.

Due to the impact of COVID-19 on the Company’s operations, the Company expects the targets for the PSU awards granted in 2020 (“2020 PSUs) to not be achieved. Therefore, no compensation expense was recognized related to the 2020 PSUs during the three and nine months ended September 30, 2022 and 2021. The performance target for the 2020 PSUs is based on the achievement of certain free cash flow targets before cash taxes and interest payments, subject to certain discretionary adjustments by the Board, over the three-year performance period of 2020 through 2022.

Nonvested PSUs as of September 30, 2022, and changes during the nine months ended September 30, 2022 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2021	135,383	$36.79
Granted	132,304	30.80
Forfeited	(2,660)	36.91
Nonvested as of September 30, 2022	265,027	$33.80

The Company's stock-based compensation expense related to PSUs during the three and nine months ended September 30, 2022 and 2021 (unaudited), which is included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock-based compensation expense	$0.7	$0.3	$1.9	$0.7

As of September 30, 2022, there was $5.4 million of unrecognized stock-based compensation expenses related to PSU awards that are expected to be recognized over a weighted average remaining period of approximately 2.0 years. Since the Company no longer expects the required performance targets to be achieved for the 2020 PSUs, no future compensation expense is expected to be recognized; however, future compensation expense for the 2020 PSUs could reach a maximum of $6.3 million if the performance targets are achieved. In addition, the Company could recognize additional future stock-based compensation expense of $3.3 million for the 2022 PSUs if the maximum performance target is achieved.

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

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the three and nine months ended September 30, 2022 and 2021 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
(millions, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to SP Plus Corporation	$14.3	$11.5	$40.4	$22.8
Basic weighted average common shares outstanding	20,744,813	21,184,583	21,054,095	21,158,667
Dilutive impact of share-based awards	232,854	215,803	169,887	206,615
Diluted weighted average common shares outstanding	20,977,667	21,400,386	21,223,982	21,365,282
Net income per common share
Basic	$0.69	$0.54	$1.92	$1.08
Diluted	$0.68	$0.54	$1.90	$1.07

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

12. Comprehensive (Loss) Income

The components of other comprehensive (loss) income and income tax allocated to each component during the three and nine months ended September 30, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.6)	$—	$(0.6)	$(0.7)	$—	$(0.7)
De-designation of interest rate collars	—	—	—	0.7	0.2	0.5
Other comprehensive loss	$(0.6)	$—	$(0.6)	$—	$0.2	$(0.2)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.1)	$—	$(0.1)	$—	$—	$—
De-designation of interest rate collars	0.6	0.2	0.4	1.7	0.5	1.2
Other comprehensive income	$0.5	$0.2	$0.3	$1.7	$0.5	$1.2

The changes to accumulated other comprehensive loss by component during the nine months ended September 30, 2022 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(2.3)	$(0.5)	$(2.8)
Other comprehensive loss before reclassification	(0.7)	—	(0.7)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Balance as of September 30, 2022	$(3.0)	$—	$(3.0)

The changes to accumulated other comprehensive loss by component during the nine months ended September 30, 2021 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(2.2)	$(2.2)	$(4.4)
Amounts reclassified from accumulated other comprehensive loss	—	1.2	1.2
Balance as of September 30, 2021	$(2.2)	$(1.0)	$(3.2)

Reclassifications from accumulated other comprehensive loss during the three and nine months ended September 30, 2022 and 2021 (unaudited) were as follows:

(millions)	Three Months Ended September 30		Nine Months Ended September 30		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2022	2021	2022	2021
Net realized loss	$—	$0.6	$0.7	$1.7	Other expenses
Reclassifications before tax	—	0.6	0.7	1.7
Income tax benefit	—	0.2	0.2	0.5
Reclassifications, net of tax	$—	$0.4	$0.5	$1.2

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

Revenue, operating income (loss), general and administrative expenses, and depreciation and amortization by operating segment during the three and nine months ended September 30, 2022 and 2021 (unaudited) were as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Services revenue
Commercial
Lease type contracts	$68.6	$56.9	$194.9	$147.1
Management type contracts	68.2	59.1	206.0	170.6
Total Commercial	$136.8	$116.0	400.9	317.7
Aviation
Lease type contracts	3.6	2.8	10.5	6.2
Management type contracts	66.7	42.8	176.6	107.6
Total Aviation	$70.3	$45.6	187.1	113.8
Reimbursed management type contract revenue	197.3	150.0	547.2	402.5
Total services revenue	$404.4	$311.6	$1,135.2	$834.0
Operating income (loss)
Commercial	$32.4	$25.5	$95.7	$73.6
Aviation	9.7	6.5	26.3	15.6
Other	(18.3)	(13.1)	(52.5)	(41.0)
Total operating income	$23.8	$18.9	$69.5	$48.2
General and administrative expenses
Commercial	$7.2	$5.9	$21.1	$16.9
Aviation	3.1	2.9	8.7	8.6
Other	16.9	12.3	48.6	38.6
Total general and administrative expenses	$27.2	$21.1	$78.4	$64.1
Depreciation and amortization
Commercial(1)	$3.4	$3.1	$9.2	$9.8
Aviation(2)	2.4	2.1	7.4	6.3
Other	1.4	0.8	3.9	2.4
Total depreciation and amortization	$7.2	$6.0	$20.5	$18.5
(1)
Included depreciation and amortization expenses related to cost of services activities of $2.1 million and $1.8 million during the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $5.8 million during the nine months ended September 30, 2022 and 2021, respectively.
(2)
Included depreciation and amortization expenses related to cost of service activities of $1.3 million and $1.1 million during the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $3.2 million during the nine months ended September 30, 2022 and 2021, respectively.

14. Subsequent Events

On October 11, 2022, the Company acquired KMP Associates Limited ("KMP"), a software and technology provider headquartered outside Manchester, United Kingdom for approximately $14.1 million in cash, subject to customary closing and other adjustments. The Company utilized borrowings under its Senior Credit Facility and cash on hand to fund the acquisition. Through KMP's industry-leading SaaS platform, KMP delivers online reservations for parking and other travel services, dynamic pricing, and e-commerce capabilities. KMP operates primarily under the AeroparkerTM and MetroparkerTM brands. In addition, KMP also provides comprehensive digital marketing capabilities through its digital marketing agency, KMP Digitata. KMP's clients are located primarily in the United States and Europe. The Company is still in the process of completing the purchase price allocation.

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

Overview

Our Business

Primarily through our technology-driven mobility solutions, we facilitate the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for our clients. We provide technology-driven mobility solutions, professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security and event logistics to aviation, commercial, hospitality, healthcare and government clients across North America. We typically enter into contractual relationships with property owners, managers, or other clients, as opposed to owning facilities.

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

As of September 30, 2022, in our Commercial segment, we operated approximately 86% of our locations under management type contracts and 14% under lease type contracts.

As discussed in Note 14. Subsequent Events within the notes to the Condensed Consolidated Financial Statements, we recently acquired KMP Associates Limited (KMP). The acquisition will enable us to provide our clients with additional technology-driven mobility solutions capabilities.

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

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experiences by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 91% for the twelve-month periods ended September 30, 2022 and 2021, for our Commercial segment facilities.

Impact of COVID-19 and Other Recent Developments

COVID-19 has impacted, and may continue to impact, our operations and results. The ultimate impact of COVID-19 on future operations is hard to predict, as new guidance is continually being communicated by the U.S. Department of State, Centers for Disease Control and Prevention and local governments. New guidance has and may include heightened government regulations, including vaccine mandates, and travel advisories, which could impact our clients’ operations. In addition, certain industries have been impacted by workforce disruptions as a result of COVID-19. However, our operations have not experienced material disruptions as a result of employees who are unable or unwilling to work because of illness or fear of contracting COVID-19.

On August 16, 2022, the U.S. Federal government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. Federal corporate income tax system, including a 15% minimum tax based on adjusted financial income exceeding $1.0 billion, effective in 2024, and a 1% excise tax on net repurchases of a company's own stock effective January 1, 2023. We are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business.

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	September 30, 2022	December 31, 2021	September 30, 2021
Leased facilities	426	423	420
Managed facilities	2,664	2,601	2,575
Total Commercial segment facilities	3,090	3,024	2,995

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

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying facility. In addition, management type contract revenue includes revenue related to our other aviation services. Other aviation services include our baggage delivery services, curbside concierge services, remote airline check-in services and other miscellaneous services provided at airports or for our airline clients.

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

General and Administrative Expenses

General and administrative expenses include salaries, wages, incentive compensation, stock-based compensation, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices and supervisory employees. Additionally, acquisition-related expenses are included in general and administrative expenses.

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

Other Intangibles Assets, net

Other intangible assets represent assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We evaluate other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. In addition, other intangible assets are reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective, and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and forecasts. Although we believe the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

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

Long-Lived Assets

We evaluate long-lived assets, primarily including right-of-use (“ROU”) assets, leasehold improvements, equipment, internal-use software and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If an asset or asset group is determined to be impaired, the impairment recognized would be measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Consolidated results during the three months ended September 30, 2022 and 2021, respectively, included the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2022	September 30, 2021	Amount	%
Services revenue (1)	$207.1	$161.6	$45.5	28.2%
Cost of services (exclusive of depreciation and amortization)(2)	148.9	115.6	33.3	28.8%
General and administrative expenses	27.2	21.1	6.1	28.9%
Depreciation and amortization	7.2	6.0	1.2	20.0%
Operating income	23.8	18.9	4.9	25.9%
Income tax expense	4.9	1.6	3.3	206.3%
(1)
Excluded Reimbursed management type contract revenue of $197.3 million and $150.0 million during the three months ended September 30, 2022 and 2021, respectively.
(2)
Excluded Reimbursed management type contract expense of $197.3 million and $150.0 million during the three months ended September 30, 2022 and 2021, respectively. Included Lease impairment of $3.5 million during the three months ended September 30, 2021.

Services revenue increased by $45.5 million, or 28.2%, attributable to the following:

•
Services revenue for lease type contracts increased $12.5 million, or 20.9%, primarily due to an increase in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $3.1 million during the three months ended September 30, 2022 as compared to $4.3 million during the three months ended September 30, 2021.
•
Services revenue for management type contracts increased $33.0 million, or 32.4%, primarily due to an increase in volume related to our baggage delivery businesses and volume based management type contracts as a result of improving business conditions, as well as increased volume related to other aviation services and new business.

Cost of services (exclusive of depreciation and amortization) increased by $33.3 million, or 28.8%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $11.0 million, or 22.9%, primarily due to higher operating costs as a result of improving business conditions, and lower cost concessions related to rent concessions of $1.3 million during the three months ended September 30, 2022 as compared to $3.1 million during the three months ended September 30, 2021.
•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $25.8 million, or 40.2%, primarily due to higher operating costs as a result of improving business conditions related to our baggage delivery businesses, reverse management contracts and other aviation services, as well as new business.
•
We recognized $3.5 million of impairment charges related to operating lease ROU assets in the Commercial segment during the three months ended September 30, 2021.

General and administrative expenses increased $6.1 million, or 28.9%, primarily due to higher compensation and non-cash stock-based compensation expenses due to improving business conditions and our continued investment in technology and growth initiatives, as well as acquisition-related expenses during the three months ended September 30, 2022.

Our effective tax rate was 24.5% and 11.6% during the three months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate was due to the finalization of our 2020 U.S. Federal income tax return during the three months ended September 30, 2021, which resulted in a $2.0 million additional benefit related to our ability to carryback our 2020 U.S. Federal Net Operating Loss (“NOL”) to previous tax years that had a higher tax rate.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the three months ended September 30, 2022 and 2021.

Commercial

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2022	September 30, 2021	Amount	%
Services revenue
Lease type contracts	$68.6	$56.9	$11.7	20.6%
Management type contracts	68.2	59.1	9.1	15.4%
Total services revenue	136.8	116.0	20.8	17.9%
Gross profit
Lease type contracts	11.7	10.4	1.3	12.5%
Management type contracts	31.3	27.6	3.7	13.4%
Lease impairment	—	(3.5)	3.5	100.0%
Depreciation and amortization	(2.1)	(1.8)	(0.3)	(16.7)%
Total gross profit	40.9	32.7	8.2	25.1%
General and administrative expenses	7.2	5.9	1.3	22.0%
Depreciation and amortization(1)	1.3	1.3	—	(—)%
Operating income	$32.4	$25.5	$6.9	27.1%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit increased $1.3 million, or 12.5%, to $11.7 million during the three months ended September 30, 2022, compared to $10.4 million during the three months ended September 30, 2021. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $1.9 million and $1.3 million, respectively, during the three months ended September 30, 2022 compared to $2.4 million and $3.1 million, respectively, during the three months ended September 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•
Management type contracts. Gross profit increased $3.7 million, or 13.4%, to $31.3 million during the three months ended September 30, 2022, compared to $27.6 million during the three months ended September 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions and new business, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•
Lease impairment. We recognized $3.5 million of impairment charges related to operating lease ROU assets during the three months ended September 30, 2021.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.3, or 16.7%, to $2.1 million during the three months ended September 30, 2022, compared to $1.8 million during the three months ended September 30, 2021.

General and administrative expenses increased $1.3 million, or 22.0%, to $7.2 million during the three months ended September 30, 2022, compared to $5.9 million during the three months ended September 30, 2021. The increase was primarily related to higher compensation and non-cash stock based compensation expenses, as well as our continued investment in growth initiatives.

Operating income increased $6.9 million, or 27.1%, to $32.4 million during the three months ended September 30, 2022, compared to $25.5 million during the three months ended September 30, 2021, primarily due to the factors noted above.

Aviation

	Three Months Ended		Variance
(millions) (unaudited)	September 30, 2022	September 30, 2021	Amount	%
Services revenue
Lease type contracts	$3.6	$2.8	$0.8	28.6%
Management type contracts	66.7	42.8	23.9	55.8%
Total services revenue	70.3	45.6	24.7	54.2%
Gross profit
Lease type contracts	1.5	1.3	0.2	15.4%
Management type contracts	13.7	10.2	3.5	34.3%
Depreciation and amortization	(1.3)	(1.1)	(0.2)	(18.2)%
Total gross profit	13.9	10.4	3.5	33.7%
General and administrative expenses	3.1	2.9	0.2	6.9%
Depreciation and amortization(1)	1.1	1.0	0.1	10.0%
Operating income	$9.7	$6.5	$3.2	49.2%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit increased $0.2 million, or 15.4%, to $1.5 million during the three months ended September 30, 2022 compared to $1.3 million during the three months ended September 30, 2021. Gross profit increased primarily due to an increase in transient revenue as a result of improving business conditions, mostly offset by lower cost concessions related to service concession arrangements of $1.2 million during the three months ended September 30, 2022 as compared to $2.3 million during the three months ended September 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•
Management type contracts. Gross profit increased $3.5 million, or 34.3%, to $13.7 million during the three months ended September 30, 2022, compared to $10.2 million during the three months ended September 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions, increased activity related to other aviation services and new business, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts and other aviation services.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.2, or 18.2% to $1.3 million during the three months ended September 30, 2022, compared to $1.1 million during the three months ended September 30, 2021.

General and administrative expenses increased $0.2 million, or 6.9%, to $3.1 million during the three months ended September 30, 2022, compared to $2.9 million during the three months ended September 30, 2021 primarily due to our continued investment in growth initiatives, mostly offset by lower restructuring and other costs.

Operating income increased $3.2 million, or 49.2%, to $9.7 million during the three months ended September 30, 2022, compared to $6.5 million during the three months ended September 30, 2021, primarily due to the factors noted above.

Other

Operating expenses within the Other segment increased $5.2 million, or 39.7%, to $18.3 million during the three months ended September 30, 2022, compared to $13.1 million during the three months ended September 30, 2021, primarily due to higher compensation and non-cash stock-based compensation expenses, as well as our continued investment in technology and growth initiatives and acquisition-related expenses during three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Consolidated results during the nine months ended September 30, 2022 and 2021, respectively, included the following notable items:

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2022	September 30, 2021	Amount	%
Services revenue (1)	$588.0	$431.5	$156.5	36.3%
Cost of services (exclusive of depreciation and amortization)(2)	419.6	300.7	118.9	39.5%
General and administrative expenses	78.4	64.1	14.3	22.3%
Depreciation and amortization	20.5	18.5	2.0	10.8%
Operating income	69.5	48.2	21.3	44.2%
Income tax expense	15.0	6.5	8.5	130.8%
(1)
Excluded Reimbursed management type contract revenue of $547.2 million and $402.5 million during the nine months ended September 30, 2022 and 2021, respectively.
(2)
Excluded Reimbursed management type contract expense of $547.2 million and $402.5 million during the nine months ended September 30, 2022 and 2021, respectively. Included $3.6 million of impairment charges for the nine months ended September 30, 2021.

Services revenue increased by $156.5 million, or 36.3%, attributable to the following:

•
Services revenue for lease type contracts increased $52.1 million, or 34.0%, primarily due to an increase in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $9.2 million during the nine months ended September 30, 2022 as compared to $21.9 million during the nine months ended September 30, 2021.
•
Services revenue for management type contracts increased $104.4 million, or 37.5%, primarily due to an increase in volume based management type contracts as a result of improving business conditions and increased volume related to our baggage delivery businesses and other aviation services, as well as new business.

Cost of services (exclusive of depreciation and amortization) increased by $118.9 million, or 39.5%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $44.1 million, or 35.9%, primarily due to higher operating costs as a result of improving business conditions, and lower cost concessions related to rent concessions of $5.0 million during the nine months ended September 30, 2022 as compared to $14.2 million during the nine months ended September 30, 2021.
•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $78.4 million, or 45.0%, primarily due to higher operating costs as a result of improving business conditions related to our baggage delivery businesses, reverse management contracts and other aviation services, as well as new business, partially offset by lower restructuring and other costs.
•
We recognized $3.6 million of impairment charges related to operating lease ROU assets during the nine months ended September 30, 2021.

General and administrative expenses increased $14.3 million, or 22.3%, primarily due to higher compensation, non-cash stock-based compensation and performance based compensation expenses as a result of improving business conditions, as well as our continued investment in technology and growth initiatives and higher acquisition, restructuring and other costs.

Our effective tax rate was 26.0% and 20.1% during the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate is due to the finalization of our 2020 U.S. Federal income tax return during the nine months ended

September 30, 2021, which resulted in a $2.0 million additional benefit related to our ability to carryback our 2020 NOL to previous tax years that had a higher tax rate.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the nine months ended September 30, 2022 and 2021.

Commercial

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2022	September 30, 2021	Amount	%
Services revenue
Lease type contracts	$194.9	$147.1	$47.8	32.5%
Management type contracts	206.0	170.6	35.4	20.8%
Total services revenue	400.9	317.7	83.2	26.2%
Gross profit
Lease type contracts	34.5	27.7	6.8	24.5%
Management type contracts	91.5	76.1	15.4	20.2%
Lease impairment	—	(3.5)	3.5	100.0%
Depreciation and amortization	(5.5)	(5.8)	0.3	5.2%
Total gross profit	120.5	94.5	26.0	27.5%
General and administrative expenses	21.1	16.9	4.2	24.9%
Depreciation and amortization(1)	3.7	4.0	(0.3)	(7.5)%
Operating income	$95.7	$73.6	$22.1	30.0%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit increased $6.8 million, or 24.5%, to $34.5 million during the nine months ended September 30, 2022, compared to $27.7 million during the nine months ended September 30, 2021. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $5.7 million and $5.0 million, respectively, during the nine months ended September 30, 2022 compared to $14.2 million and $14.2 million, respectively, during the nine months ended September 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•
Management type contracts. Gross profit increased $15.4 million, or 20.2%, to $91.5 million during the nine months ended September 30, 2022, compared to $76.1 million during the nine months ended September 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions, new business and lower restructuring and other costs, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•
Depreciation and amortization. Depreciation and amortization expenses decreased by $0.3, or 5.2%, to $5.5 million during the nine months ended September 30, 2022, compared to $5.8 million during the nine months ended September 30, 2021.

General and administrative expenses increased $4.2 million, or 24.9%, to $21.1 million during the nine months ended September 30, 2022, compared to $16.9 million during the nine months ended September 30, 2021. The increase was primarily related to higher compensation and non-cash stock-based compensation expenses, as well as higher restructuring and other costs and our continued investment in growth initiatives.

Operating income increased $22.1 million, or 30.0%, to $95.7 million during the nine months ended September 30, 2022, compared to $73.6 million during the nine months ended September 30, 2021, primarily due to the factors noted above.

Aviation

	Nine Months Ended		Variance
(millions) (unaudited)	September 30, 2022	September 30, 2021	Amount	%
Services revenue
Lease type contracts	$10.5	$6.2	$4.3	69.4%
Management type contracts	176.6	107.6	69.0	64.1%
Total services revenue	187.1	113.8	73.3	64.4%
Gross profit
Lease type contracts	4.0	2.8	1.2	42.9%
Management type contracts	38.4	27.8	10.6	38.1%
Lease impairment	—	(0.1)	0.1	100.0%
Depreciation and amortization	(3.5)	(3.2)	(0.3)	(9.4)%
Total gross profit	38.9	27.3	11.6	42.5%
General and administrative expenses	8.7	8.6	0.1	1.2%
Depreciation and amortization(1)	3.9	3.1	0.8	25.8%
Operating income	$26.3	$15.6	$10.7	68.6%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit increased $1.2 million, or 42.9%, to $4.0 million during the nine months ended September 30, 2022, compared to $2.8 million during the nine months ended September 30, 2021. Gross profit increased primarily due to an increase in transient revenue as a result of improving business conditions, partially offset by lower cost concessions related to service concession arrangements of $3.5 million during the nine months ended September 30, 2022 as compared to $7.7 million during the nine months ended September 30, 2021, as well as higher operating expenses as a result of improving business conditions.

•
Management type contracts. Gross profit increased $10.6 million, or 38.1%, to $38.4 million during the nine months ended September 30, 2022, compared to $27.8 million during the nine months ended September 30, 2021. Gross profit increased primarily due to an increase in volume based management type contracts as a result of improving business conditions and increased volume related to other aviation services, as well as lower restructuring and other costs, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts.

•
Lease impairment. We recognized $0.1 million of impairment charges related to operating lease ROU assets during the nine months ended September 30, 2021.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.3, or 9.4%, to $3.5 million during the nine months ended September 30, 2022, compared to $3.2 million during the nine months ended September 30, 2021.

General and administrative expenses increased $0.1 million, or 1.2%, to $8.7 million during the nine months ended September 30, 2022 compared to $8.6 million during the nine months ended September 30, 2021 due to our continued investments in growth initiatives, mostly offset by lower restructuring and other costs.

Operating income increased $10.7 million, or 68.6%, to $26.3 million during the nine months ended September 30, 2022, compared to $15.6 million during the nine months ended September 30, 2021, primarily due to the factors noted above, partially offset by an increase in depreciation and amortization expenses.

Other

Operating expenses within the Other segment increased $11.5 million, or 28.0%, to $52.5 million during the nine months ended September 30, 2022, compared to $41.0 million during the nine months ended September 30, 2021, primarily due to higher compensation, non-cash stock-based compensation and performance based compensation expenses, as well as our continued investment in technology and growth initiatives and higher acquisition, restructuring and other costs.

Analysis of Financial Condition

Liquidity and Capital Resources

General

We continually project anticipated cash requirements for our operating, investing and financing needs, as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll, insurance claims, interest and legal settlements. Our investing and financing spending can include payments for acquired businesses or assets, joint ventures, capital expenditures, distributions to noncontrolling interests, stock repurchases and payments on our outstanding indebtedness.

As of September 30, 2022, we had $18.4 million of cash and cash equivalents and $274.7 million of borrowing availability under our Senior Credit Facility (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements). We utilized borrowings under our Senior Credit Facility and cash on hand to fund the acquisition of KMP.

The recent rise in inflation rates, as well as the impact of COVID-19 and the resulting global disruptions, have negatively affected the global economy and have had, or may have, an impact on our business and the businesses of our customers and clients. In order to lessen the impacts from COVID-19, we took actions, primarily in the prior two years, to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures, suspending repurchases of our common stock through March 31, 2022, and maximizing our 2020 NOL. While we have not generally been materially impacted by inflationary cost increases from our suppliers, we continue to monitor this impact and identify ways to mitigate the impact on our business. We received the $20.5 million refund related to our 2020 NOL during the nine months ended September 30, 2022. Based on these actions and our expectations regarding the impact of COVID-19 and inflation, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

On September 30, 2022, we had total indebtedness of approximately $305.2 million, a decrease of $18.8 million from December 31, 2021. The $305.2 million in total indebtedness as of September 30, 2022 includes:

•
$283.3 million under our Senior Credit Facility; and
•
$21.9 million of other debt including finance lease obligations.

As of September 30, 2022, we were in compliance with our debt covenants under the Amended Credit Agreement (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements).

At September 30, 2022, we had $39.5 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $287.1 million.

The weighted average interest rate on our Senior Credit Facility was 4.6% and 3.6% during the nine months ended September 30, 2022 and 2021, respectively. That rate included the interest rate collars and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 4.9% and 3.8% during the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, we incurred approximately $2.5 million and $1.3 million, respectively, for fees and other customary closing costs in connection with amending our Senior Credit Facility.

Stock Repurchases

In May 2022, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three and nine months ended September 30, 2022, 667,300 and 843,800 shares, respectively, were repurchased at an average price of $33.08 and $32.77, respectively, under this program, of which $26.9 million was paid in cash during the nine months ended September 30, 2022.

The remaining authorized repurchase amounts in aggregate under the May 2022 stock repurchase program as of September 30, 2022 were as follows:

(millions)	September 30, 2022
Total authorized repurchase amount	$60.0
Total value of shares repurchased	27.6
Total remaining authorized repurchase amount	$32.4

Daily Cash Collections

As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease type contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments based on the terms of the leases. Under management type contracts, clients may require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients may require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. In addition, our clients may require segregated bank accounts for the receipts and disbursements. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Nine Months Ended
(millions)	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$75.6	$30.1
Net cash used in investing activities	(18.1)	(7.4)
Net cash used in financing activities	(54.1)	(18.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	—
Net increase in cash and cash equivalents	$2.7	$4.0

Operating Activities

Net cash provided by operating activities was $75.6 million during the nine months ended September 30, 2022 as compared to $30.1 million during the nine months ended September 30, 2021. The increase in net cash provided by operating activities primarily resulted from higher operating income, net of non-cash related items, due to improving business conditions, as well as the receipt of the $20.5 million U.S. Federal income tax refund related to our ability to carry back our 2020 NOL and lower interest payments, partially offset by the payment of performance based compensation and higher income tax installment payments during the nine months ended September 30, 2022.

Investing Activities

Net cash used in investing activities was $18.1 million during the nine months ended September 30, 2022, an increase of $10.7 million from $7.4 million during the nine months ended September 30, 2021. The increase in net cash used in investing activities primarily resulted from the increase in purchases of property and equipment, primarily related to our investments in internal-use software, and the $1.8 million acquisition of other intangible assets during the nine months ended September 30, 2022.

Financing Activities

Net cash used in financing activities was $54.1 million during the nine months ended September 30, 2022, an increase of $35.4 million from $18.7 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we repurchased $26.9 million of common stock under our May 2022 stock repurchase program. Additionally, due to our operating cash flow during the nine months ended September 30, 2022, we were able to make higher payments on the revolving portion of our Senior Credit Facility as compared to the nine months ended September 30, 2021. In addition, during the nine months ended September 30, 2022, we received proceeds of $17.2 million related to our term loan as a result of amending our Senior Credit Facility, which was used for general corporate purposes.

Cash and Cash Equivalents

We had Cash and cash equivalents of $18.4 million and $15.7 million as of September 30, 2022 and December 31, 2021, respectively. The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table provides information about purchases we made during the three months ended September 30, 2022 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except share and per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (a)
07/01/2022 through 07/31/2022	214,200	$32.16	214,200	$47.6
08/01/2022 through 08/31/2022	226,000	34.85	226,000	$39.7
09/01/2022 through 09/30/2022	227,100	32.03	227,100	$32.4
Total	667,300	$33.08	667,300	$32.4

(a) In May 2022, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $60.0 million.

As of September 30, 2022, $32.4 million remained available for repurchase under our May 2022 stock repurchase program. Repurchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with the Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at time and prices considered to be appropriate at our discretion. The stock repurchase program does not obligate us to repurchase any particular amount of common stock and has no fixed termination date, and may be suspended at any time at our discretion.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated November 3, 2022 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 3, 2022 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer).

31.3*	Section 302 Certification dated November 3, 2022 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2022.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: November 3, 2022	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2022	By:	/s/ GARY T. ROBERTS
Gary T. Roberts
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)