Form 10-Q
period 2023-03-31
SP Plus Corp
filed 2023-05-04
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2023
Common Stock, $0.001 par value per share	19,630,951	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$29.8	$12.4
Accounts receivable, net	159.0	167.7
Prepaid expenses and other current assets	17.2	16.7
Total current assets	206.0	196.8
Property and equipment, net	63.3	60.2
Right-of-use assets	160.5	166.9
Goodwill	543.3	543.2
Other intangible assets, net	66.1	68.9
Deferred taxes	43.9	44.4
Other noncurrent assets	42.4	41.0
Total noncurrent assets	919.5	924.6
Total assets	$1,125.5	$1,121.4
Liabilities and stockholders’ equity
Liabilities
Accounts payable	$140.4	$133.4
Accrued and other current liabilities	108.7	137.6
Short-term lease liabilities	57.1	60.2
Current portion of long-term borrowings	12.3	12.4
Total current liabilities	318.5	343.6
Long-term borrowings, excluding current portion	364.5	331.8
Long-term lease liabilities	150.5	158.5
Other noncurrent liabilities	66.7	61.8
Total noncurrent liabilities	581.7	552.1
Total liabilities	$900.2	$895.7
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 23,425,135 and 19,630,393 shares issued and outstanding as of March 31, 2023, respectively, and 23,276,329 and 19,767,287 shares issued and outstanding as of December 31, 2022, respectively	—	—
Treasury stock, at cost; 3,794,742 and 3,509,042 shares as of March 31, 2023 and December 31, 2022, respectively	(130.5)	(120.0)
Additional paid-in capital	275.3	274.2
Accumulated other comprehensive loss	(1.6)	(1.8)
Retained earnings	82.0	73.6
Total SP Plus Corporation stockholders’ equity	225.2	226.0
Noncontrolling interest	0.1	(0.3)
Total stockholders’ equity	225.3	225.7
Total liabilities and stockholders’ equity	$1,125.5	$1,121.4

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2023	March 31, 2022
Services revenue
Lease type contracts	$68.2	$62.6
Management type contracts	148.1	121.8
	216.3	184.4
Reimbursed management type contract revenue	209.0	165.4
Total services revenue	425.3	349.8
Cost of services (exclusive of depreciation and amortization)
Lease type contracts	55.2	52.0
Management type contracts	102.8	81.0
	158.0	133.0
Reimbursed management type contract expense	209.0	165.4
Total cost of services (exclusive of depreciation and amortization)	367.0	298.4
General and administrative expenses	30.6	24.5
Depreciation and amortization	8.4	6.8
Operating income	19.3	20.1
Other expense (income)
Interest expense	6.8	4.8
Interest income	(0.1)	(0.2)
Total other expenses	6.7	4.6
Earnings before income taxes	12.6	15.5
Income tax expense	3.3	4.2
Net income	9.3	11.3
Less: Net income attributable to noncontrolling interest	0.9	0.6
Net income attributable to SP Plus Corporation	$8.4	$10.7
Common stock data
Net income per common share
Basic	$0.43	$0.50
Diluted	$0.42	$0.50
Weighted average shares outstanding
Basic	19,701,426	21,226,952
Diluted	19,867,300	21,338,299

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(millions) (unaudited)	March 31, 2023	March 31, 2022
Net income	$9.3	$11.3
Reclassification of de-designated interest rate collars	—	0.4
Foreign currency translation gain	0.2	0.1
Comprehensive income	9.5	11.8
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.6
Comprehensive income attributable to SP Plus Corporation	$8.6	$11.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2023	23,276,329	$—	$274.2	$(1.8)	$73.6		$(120.0)	$(0.3)	$225.7
Net income	—	—	—	—	8.4		—	0.9	9.3
Foreign currency translation	—	—	—	0.2	—		—	—	0.2
Issuance of restricted stock units	148,806	—	(0.4)	—	—		—	—	(0.4)
Non-cash stock-based compensation	—	—	2.2	—	—		—	—	2.2
Noncontrolling interest buyout	—	—	(0.7)	—		—	—	—	(0.7)
Repurchases of common stock	—	—	—	—	—		(10.5)	—	(10.5)
Distributions to noncontrolling interest	—	—	—	—	—		—	(0.5)	(0.5)
Balance at March 31, 2023	23,425,135	$—	$275.3	$(1.6)	$82.0		$(130.5)	$0.1	$225.3

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1
Net income	—	—	—	—	10.7	—	0.6	11.3
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	37,235	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.8	—	—	—	—	1.8
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	23,261,694	$—	$269.3	$(2.3)	$39.1	$(70.6)	$(0.3)	$235.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2023	March 31, 2022
Operating activities
Net income	$9.3	$11.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.4	6.8
Non-cash stock-based compensation	2.2	1.8
Provisions (reversals) for credit losses on accounts receivable	0.2	(0.3)
Deferred income taxes	0.8	1.2
Other	(1.6)	0.9
Changes in operating assets and liabilities
Accounts and notes receivable	8.6	3.9
Prepaid expenses and other current assets	(0.5)	18.9
Accounts payable	7.0	—
Accrued liabilities and other	(26.7)	(18.1)
Net cash provided by operating activities	7.7	26.4
Investing activities
Purchases of property and equipment	(6.7)	(2.3)
Proceeds from sale of equipment	—	0.1
Noncontrolling interest buyout	(2.1)	—
Net cash used in investing activities	(8.8)	(2.2)
Financing activities
Proceeds from credit facility revolver	169.7	108.7
Payments on credit facility revolver	(135.8)	(118.3)
Payments on credit facility term loan	(1.3)	(4.2)
Payments on other long-term borrowings	(1.9)	(2.3)
Payments of withholding taxes on share-based compensation	(0.4)	—
Distributions to noncontrolling interest	(0.5)	(0.5)
Repurchases of common stock	(11.1)	—
Net cash (used in) financing activities	18.7	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Increase in cash and cash equivalents	17.4	7.7
Cash and cash equivalents at beginning of year	12.4	15.7
Cash and cash equivalents at end of period	$29.8	$23.4
Supplemental disclosures
Cash paid (received) during the period for
Interest	$6.6	$4.5
Income taxes, net	$0.1	$(20.6)

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

All adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or the fiscal year ending December 31, 2023. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 24, 2023 with the Securities and Exchange Commission.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment in the VIE in accordance with applicable U.S. GAAP. As of March 31, 2023 and December 31, 2022, assets related to consolidated VIEs were $54.4 million and $57.1 million, respectively, which were primarily related to right-of-use (“ROU”) assets and property and equipment, net. As of March 31, 2023 and December 31, 2022, liabilities related to consolidated VIEs were $49.7 million and $50.9 million, respectively, which were primarily related to operating and finance lease liabilities. All intercompany profits, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.7 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively, and were included in Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and records adjustments to the allowance as necessary. The Company’s allowance for doubtful accounts, which was included in Accounts receivable, net, within the Condensed Consolidated Balance Sheets, was $3.9 million and $4.0 million as of March 31, 2023 and December 31, 2022, respectively.

Property and Equipment, Net

Property and equipment includes the Company's equipment, internal-use software, vehicles, leasehold improvements and construction/development in process. Property and equipment are stated at cost, less accumulated depreciation and amortization, whenever applicable.

Certain costs incurred in the planning and evaluation stage of internal-use software projects are recorded to expense as incurred. Costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and included as Software in Property and equipment, net, within the Condensed Consolidated Balance Sheets. When the internal-use software is ready for its intended use, it is amortized on a straight-line basis over the estimated useful life of the internal-use software, which is typically 3 years.

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

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 34 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 28 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $12.1 million and $11.9 million as of March 31, 2023 and December 31, 2022, respectively, was included in Other noncurrent assets within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.7 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of equity investments of unconsolidated entities, advances, deposits and cost of contracts, net, as of March 31, 2023 and December 31, 2022.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of insurance, accrued rent, compensation, payroll withholdings, property, payroll and other taxes and other accrued expenses as of March 31, 2023 and December 31, 2022.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income (losses) from the subsidiaries in which the Company holds a controlling interest, but less than 100 percent, ownership interest. The results of these subsidiaries are consolidated and included within the Condensed Consolidated Financial Statements.

During the three months ended March 31, 2023, the Company recorded a $1.0 million liability related to its estimate of additional consideration (“contingent consideration") due to a former minority partner that formerly held a noncontrolling interest in a joint venture with the Company. The Company purchased the minority partner’s interest in the joint venture in 2020. The contingent consideration is contingent on the performance of the operations of the Bradley International Airport. The contingent consideration is not capped and, if any amount is due, would be payable to the former minority partner in April 2025. The $1.0 million was determined based on a probability weighting of potential payouts and recorded in Additional paid-in capital within the Condensed Consolidated Balance Sheets. In addition, the Company recorded a deferred tax asset of $0.3 million related to the contingent consideration during the three months ended March 31, 2023, which was recorded in Additional paid-in capital within the Condensed Consolidated Balance Sheets. The Company will continue to evaluate the criteria for making these payments in the future and adjust the liability when deemed necessary.

Additionally, during the three months ended March 31, 2023, the Company paid a former minority partner $2.1 million per the terms of an agreement between the Company and the former minority partner. The Company purchased the former minority partner’s entire noncontrolling interest in a joint venture with the Company as of December 31, 2022. Per the terms of the agreement, the Company will be required to make additional payments to the former minority partner over a ten-year period, amounting to a total of $4.5 million. The $2.1 million that was paid during the three months ended March 31, 2023 was included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of December 31, 2022.

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

Long-Lived Assets

The Company evaluates long-lived assets, including ROU assets, leasehold improvements, equipment and construction/development in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets or asset groups and could result in impairment charges. Future events that may result in impairment charges include economic volatility or other factors that could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

Foreign Operations

The Company has foreign operations in Canada, Puerto Rico, the United Kingdom and India. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the rate in effect on the respective balance sheet date, while income and expenses are translated at the average rates during the respective periods. Translation adjustments resulting from the fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity within the Condensed Consolidated Balance Sheets, while transaction gains and losses are recorded within the Condensed Consolidated Statements of Income. Deferred taxes are not recorded on cumulative foreign currency translation adjustments when the Company expects the foreign earnings to be permanently reinvested.

2. Acquisitions

On October 11, 2022, the Company acquired K M P Associates Limited ("KMP"), a United Kingdom based software and technology provider serving aviation and commercial parking clients, primarily through its Aeroparker technology, throughout the United States and Europe, for approximately $13.8 million, less cash acquired of $0.9 million, and assumed KMP's debt of $0.3 million. Immediately following the acquisition, the Company repaid all of the debt assumed. KMP's operations are included in the Aviation segment.

On November 10, 2022, the Company acquired certain assets of DiVRT, Inc. ("DIVRT"), a developer of innovative software and technology solutions that enables frictionless parking capabilities, for approximately $17.6 million. In addition, the Company may be required to pay the former owner of DIVRT a maximum amount of $7.0 million in contingent consideration if certain targets related to the number of the Company's locations using the DIVRT technology are met by October 31, 2025. Based on a probability weighting of potential payouts, the Company accrued $4.0 million in projected contingent consideration as of the acquisition date, which was determined to be Level 3 under the fair value hierarchy. The Company's estimate of the potential payout increased to $4.2 million from $4.1 million as of March 31, 2023 and December 31, 2022, respectively. The increases were due to the changes in the present value of the estimated payout. The Company recorded $0.1 million of operating expense within the Condensed Consolidated Statements of Income during the three months ended March 31, 2023 related to the change in the present value. The Company will continue to evaluate the potential payouts in the future and adjust the contingent consideration for any changes in the estimated fair value each reporting period. DIVRT's operations are included in the Commercial segment.

Both acquisitions enhance the Company's position as a global provider of frictionless technology solutions that are independent of the Company's legacy parking management and transportation related operations. The acquisitions of KMP and DIVRT have been accounted for as business combinations, and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. Goodwill was measured as the excess of the consideration over the assets acquired, including other intangible assets, less liabilities assumed, based on their estimated fair values at the acquisition dates. Tax deductible goodwill related to the acquisitions was $10.1 million. The results of each acquisition's operations are reflected in the Condensed Consolidated Financial Statements from the date of acquisition.

The acquisitions contributed $1.6 million of services revenue and a loss before income taxes of $0.9 million, primarily due to the amortization related to the acquired other intangible assets, during the three months ended March 31, 2023.

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

As discussed above, during the year ended December 31, 2022, the Company recorded additions to other intangible assets of $23.5 million. The other intangible assets acquired were recorded at their estimated fair value on the acquisition dates as follows:

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

The estimated fair values of the Proprietary know how were determined using the multi-period excess earnings method under the income approach utilizing projected financial information for each technology that was acquired. The estimated fair value of the customer relationships was determined using the distributor method and excess earnings method under the income approach. The estimated fair values of the trade names were determined using the relief from royalty savings method under the income approach. The Company considered the return on assets and market comparable methods when estimating an appropriate royalty rate for the trade names.

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

The Company recorded rent concessions as a reduction in Cost of services - lease type contracts of $1.3 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively.

The components of ROU assets and lease liabilities and the classification within the Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 were as follows:

(millions)	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Right-of-use assets	$160.5	$166.9
Finance	Property and equipment, net	24.5	24.4
Total leased assets		$185.0	$191.3
Liabilities
Current
Operating	Short-term lease liabilities	$57.1	$60.2
Finance	Current portion of long-term borrowings	7.1	7.2
Noncurrent
Operating	Long-term lease liabilities	150.5	158.5
Finance	Long-term borrowings, excluding current portion	15.9	16.0
Total lease liabilities		$230.6	$241.9

The components of lease cost and classification within the Condensed Consolidated Statements of Income during the three months ended March 31, 2023 and 2022 (unaudited) were as follows:

		Three Months Ended
(millions)	Classification	March 31, 2023	March 31, 2022
Operating lease cost (a)(b)	Cost of services - lease type contracts	$13.8	$15.1
Short-term lease (a)	Cost of services - lease type contracts	4.9	5.1
Variable lease	Cost of services - lease type contracts	18.2	14.5
Operating lease cost		36.9	34.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.6	1.3
Interest on lease liabilities	Interest expense	0.3	0.2
Net lease cost		$38.8	$36.2

(a)
Included expense related to leases for office space recorded in General and administrative expenses within the Condensed Consolidated Statements of Income of $1.0 million during the three months ended March 31, 2023 and 2022.
(b)
Included rent concessions amounting to $1.3 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively.

Sublease income was $0.5 and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

The Company entered into new operating lease arrangements as of March 31, 2023 that commence in future periods. The total amount of ROU assets and lease liabilities related to these arrangements were immaterial.

Maturities, lease term and discount rate information of lease liabilities as of March 31, 2023 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2023	$53.3	$6.3	$59.6
2024	55.7	6.6	62.3
2025	42.9	4.5	47.4
2026	33.5	3.4	36.9
2027	20.9	1.8	22.7
After 2027	44.7	3.0	47.7
Total lease payments	251.0	25.6	276.6
Less: Imputed interest	43.4	2.6	46.0
Present value of lease liabilities	$207.6	$23.0	$230.6
Weighted-average remaining lease term (years)	5.2	4.3
Weighted-average discount rate	5.3%	4.9%

Future sublease income for the above periods shown was excluded, as the amounts are not material.

Supplemental cash flow information related to leases during the three months ended March 31, 2023 and 2022 (unaudited) was as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$20.8	$23.4
Operating cash outflows related to interest on finance leases	0.3	0.2
Financing cash outflows related to finance leases	1.9	1.7
Leased assets obtained in exchange for new operating liabilities	7.8	2.8
Leased assets obtained in exchange for new finance lease liabilities	1.7	3.7

4. Revenue

The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

Contracts with customers and clients

The Company accounts for a contract when it has the approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the contract should be accounted for as more than one performance obligation. Substantially all of the Company’s revenues come from the following two types of arrangements: Lease type and Management type contracts.

Lease type contracts

Lease type contract revenue includes gross receipts (net of local taxes), consulting fees, gains on sales of contracts and payments for exercising termination rights. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue.

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

The Company recorded $2.9 million and $3.2 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the three months ended March 31, 2023 and 2022, respectively.

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

Performance obligations

As of March 31, 2023, the Company had $188.1 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2023	$57.1
2024	51.5
2025	29.9
2026	21.7
2027	10.8
2028 and thereafter	17.1
Total	$188.1

Contract balances

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts and notes receivable, net, and Accrued and other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of March 31, 2023 (unaudited) and December 31, 2022:

(millions)	March 31, 2023	December 31, 2022
Accounts receivable	$162.4	$169.9
Contract asset	0.5	1.8
Contract liabilities	(9.9)	(17.4)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Balance, beginning of period	$1.8	$2.3
Additional contract assets	0.5	—
Reclassification to accounts receivable	(1.8)	(2.3)
Balance, end of period	$0.5	$—

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Balance, beginning of period	$(17.4)	$(15.7)
Additional contract liabilities	(9.6)	(8.2)
Recognition of revenue from contract liabilities	17.1	15.7
Balance, end of period	$(9.9)	$(8.2)

Cost of contracts, net

Cost of contracts expense related to service concession arrangements and certain management type contracts are recorded as a reduction of revenue. Cost of contracts expense during three months ended March 31, 2023 and 2022 (unaudited), which was included as a reduction to Services revenue within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Cost of contracts expense	$0.2	$0.2

As of March 31, 2023 (unaudited) and December 31, 2022, cost of contracts, net of accumulated amortization, included in Other noncurrent assets within the Condensed Consolidated Balance Sheets was $2.9 million.

5. Legal and Other Commitments and Contingencies

The Company is subject to claims and litigation in the normal course of its business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of claims and legal proceedings brought against the Company are subject to uncertainty, the Company believes the final outcome will not have a material adverse effect on its financial position, results of operations or cash flows.

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

6. Other Intangible Assets, net

The components of other intangible assets, net, as of March 31, 2023 (unaudited) and December 31, 2022, were as follows:

		March 31, 2023			December 31, 2022
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	3.3	$2.9	$(1.6)	$1.3	$2.9	$(1.4)	$1.5
Trade names and trademarks	11.6	2.9	(0.8)	2.1	2.8	(0.7)	2.1
Proprietary know how	6.6	21.8	(3.5)	18.3	21.7	(2.7)	19.0
Management contract rights	6.1	81.0	(54.2)	26.8	81.0	(52.9)	28.1
Customer relationships	8.4	24.8	(7.2)	17.6	24.8	(6.6)	18.2
Other intangible assets, net	7.0	$133.4	$(67.3)	$66.1	$133.2	$(64.3)	$68.9

Amortization expense related to other intangible assets during the three months ended March 31, 2023 and 2022, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Amortization expense	$3.0	$2.8

7. Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2023 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2022
Goodwill	$387.0	$215.7	$602.7
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$387.0	$156.2	$543.2
Foreign currency translation	—	0.1	0.1
Net book value as of March 31, 2023
Goodwill	$387.0	$215.8	$602.8
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$387.0	$156.3	$543.3

8. Borrowing Arrangements

Long-term borrowings, as of March 31, 2023 (unaudited) and December 31, 2022, in order of preference, were as follows:

	Amount Outstanding
(millions)	March 31, 2023	December 31, 2022
Senior Credit Facility, net of original discount on borrowings(1)	$355.0	$322.3
Other borrowings(2)	24.1	24.3
Deferred financing costs	(2.3)	(2.4)
Total obligations	376.8	344.2
Less: Current portion of long-term borrowings	12.3	12.4
Total long-term borrowings, excluding current portion	$364.5	$331.8

(1)
Included discount on borrowings of $1.2 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively.
(2)
Included finance lease liabilities of $23.0 million and $23.2 million as of March 31, 2023 and December 31, 2022, respectively. See Note 3. Leases for further discussion.

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

As of March 31, 2023, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

As of March 31, 2023, the Company had $39.0 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $356.2 million.

The weighted average interest rate on the Company's Senior Credit Facility was 6.3% and 3.6% during the three months ended March 31, 2023 and 2022, respectively. That rate included the letters of credit for both years and interest rate collars during the three months ended March 31, 2022. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 6.7% and 3.8% during the three months ended March 31, 2023 and 2022, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the convertible debentures were no longer redeemable for shares. The Convertible Debentures mature April 1, 2028 at $25 per share. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. There have been no redemptions of the Convertible Debentures during the periods ended March 31, 2023 and December 31, 2022, respectively. The approximate redemption value of the Convertible Debentures outstanding as of March 31, 2023 and December 31, 2022 was $1.1 million.

9. Stock Repurchase Program

On February 14, 2023, the Company's Board of Directors (the "Board") authorized the Company to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $60.0 million. No shares have been repurchased under this program.

In May 2022, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three months ended March 31, 2023, 285,700 shares were repurchased at an average price of $36.53 per share under this program. As of March 31, 2023, $0.2 million remained available for repurchase under this program.

Stock repurchase activity under the May 2022 stock repurchase program during the three months ended March 31, 2023 (unaudited) was as follows:

	Three Months Ended
(millions, except for share and per share data)	March 31, 2023	March 31, 2022
Total number of shares repurchased	285,700	—
Average price paid per share	$36.53	$—
Total value of common stock repurchased	$10.4	$—

The Company recorded $0.1 million in additional paid-in capital within the Condensed Consolidated Balance Sheets during the three months ended March 31, 2023, related to the excise tax on net repurchases of common stock that was a provision of the Inflation Reduction Act of 2022.

The remaining authorized repurchase amount under the May 2022 and February 2023 stock repurchase programs as of March 31, 2023 (unaudited), was as follows:

(millions)	March 31, 2023
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

10. Stock-Based Compensation

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 126,931 restricted stock units to certain executives that vest over three years. During the three months ended March 31, 2022, the Company granted 1,057 and 132,730 restricted stock units to certain executives and employees that vest over one and three years, respectively.

Nonvested restricted stock units as of March 31, 2023, and changes during the three months ended March 31, 2023 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	338,448	$33.28
Granted	126,931	34.57
Vested	(8,426)	35.95
Nonvested as of March 31, 2023	456,953	$33.62

The Company's stock-based compensation expense related to the restricted stock units during the three months ended March 31, 2023 and 2022 (unaudited), which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Stock-based compensation expense	$1.1	$1.3

As of March 31, 2023, there was $9.6 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.2 years.

Performance Share Units (“PSUs”)

During the three months ended March 31, 2023 and 2022, the Company granted 126,921 and 132,710 PSUs, respectively, to certain executives. The performance target is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over three-year performance periods. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the PSU's granted in 2023 ("2023 PSUs"), the PSU's granted in 2022 ("2022 PSUs") and the PSU's granted in 2021 ("2021 PSUs") are 253,842, 258,114 and 97,096, respectively. The Company is currently recognizing expense for the 2023 PSUs based on a payout of 130,729 shares, the 2022 PSUs based on a payout of 197,457 shares, and the maximum payout of 97,096 shares for the 2021 PSUs.

Nonvested PSUs as of March 31, 2023, and changes during the three months ended March 31, 2023 (unaudited), were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	177,605	$31.94
Granted	126,921	34.57
Nonvested as of March 31, 2023	304,526	$33.04

The Company's stock-based compensation expense related to PSUs during the three months ended March 31, 2023 and 2022 (unaudited), which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Stock-based compensation expense	$1.1	$0.5

As of March 31, 2023, there was $9.0 million of unrecognized stock-based compensation expenses related to PSUs that are expected to be recognized over a weighted average remaining period of approximately 2.1 years. In addition, the Company could recognize additional future stock-based compensation expense of $4.3 million and $1.9 million for the 2023 PSUs and the 2022 PSUs, respectively, if the maximum performance target is achieved for each award.

11. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per common share is based upon the weighted daily average number of shares of common stock outstanding during the period plus all potentially dilutive stock-based awards, including restricted stock and performance share units, using the treasury-stock method. Unvested performance share units are excluded from the computation of weighted average diluted common shares outstanding if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the period.

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the three months ended March 31, 2023 and 2022 (unaudited) was as follows:

	Three Months Ended
(millions, except share and per share data)	March 31, 2023	March 31, 2022
Net income attributable to SP Plus Corporation	$8.4	$10.7
Basic weighted average common shares outstanding	19,701,426	21,226,952
Dilutive impact of share-based awards	165,874	111,347
Diluted weighted average common shares outstanding	19,867,300	21,338,299
Net income per common share
Basic	$0.43	$0.50
Diluted	$0.42	$0.50

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per common share, other than those disclosed.

12. Comprehensive Income

The components of other comprehensive income and the income tax benefit allocated to each component during the three months ended March 31, 2023 and 2022 (unaudited) were as follows:

	Three Months Ended March 31, 2023
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.2	$—	$0.2
Other comprehensive income	$0.2	$—	$0.2

	Three Months Ended March 31, 2022
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.1	$—	$0.1
De-designation of interest rate collars	0.6	0.2	0.4
Other comprehensive income	$0.7	$0.2	$0.5

The changes to accumulated other comprehensive loss by component during the three months ended March 31, 2023 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(1.8)	$(1.8)
Other comprehensive income before reclassification	0.2	0.2
Balance as of March 31, 2023	$(1.6)	$(1.6)

The changes to accumulated other comprehensive loss by component during the three months ended March 31, 2022 (unaudited), were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(2.3)	$(0.5)	$(2.8)
Other comprehensive income before reclassification	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Balance as of March 31, 2022	$(2.2)	$(0.1)	$(2.3)

Reclassifications from accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022 (unaudited) were as follows:

(millions)	Three Months Ended March 31		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2023	2022
Net realized loss	$—	$0.6	Other expenses
Reclassifications before tax	—	0.6
Income tax benefit	—	0.2
Reclassifications, net of tax	$—	$0.4

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as its primary measure of performance, but does not evaluate segments using discrete asset information. Therefore, assets are not presented at the segment level. There are no inter-segment transactions during the three months ended March 31, 2023 and 2022, and the Company does not allocate other expense (income), interest expense (income) or income tax expense (benefit) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Revenue, operating income (loss), general and administrative expenses and depreciation and amortization by operating segment during the three months ended March 31, 2023 and 2022 (unaudited) were as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Services revenue
Commercial
Lease type contracts	$64.6	$59.2
Management type contracts	79.8	72.0
Total Commercial	144.4	131.2
Aviation
Lease type contracts	3.6	3.4
Management type contracts	68.3	49.8
Total Aviation	71.9	53.2
Reimbursed management type contract revenue	209.0	165.4
Total services revenue	$425.3	$349.8
Operating income (loss)
Commercial	$31.2	$28.6
Aviation	8.6	8.1
Other	(20.5)	(16.6)
Total operating income	$19.3	$20.1
General and administrative expenses
Commercial	$8.2	$6.1
Aviation	3.9	2.7
Other	18.5	15.7
Total general and administrative expenses	$30.6	$24.5
Depreciation and amortization
Commercial(1)	$3.6	$3.0
Aviation(2)	2.8	2.9
Other	2.0	0.9
Total depreciation and amortization	$8.4	$6.8
(1)
Included depreciation and amortization expenses related to cost of services activities of $1.9 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively.
(2)
Included depreciation and amortization expenses related to cost of service activities of $1.3 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of SP Plus Corporation’s (“we”, “us” or “our”) results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by us with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted under the Private Securities Litigation Reform Act of 1995. These forward looking statements are made based on our expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond our control. These forward-looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changes in circumstances, future events or for any other reason.

Overview

Acquisitions

On October 11, 2022, we acquired K M P Associates Limited ("KMP"), a United Kingdom based software and technology provider serving aviation and commercial parking clients, primarily through its AeroParker technology, throughout the United States and Europe, for approximately $13.8 million, less cash acquired of $0.9 million, and assumed KMP’s debt of $0.3 million. Immediately following the acquisition, we repaid all of the debt assumed. KMP’s operations are included in the Aviation segment.

On November 10, 2022, we acquired certain assets of DiVRT, Inc. ("DIVRT"), a developer of innovative software and technology solutions that enables frictionless parking capabilities, for approximately $17.6 million. In addition, we may be required to pay the former owner of DIVRT a maximum amount of $7.0 million in contingent consideration if certain targets related to the number of our locations using the DIVRT technology are met by October 31, 2025. Based on a probability weighting of potential payouts, we accrued $4.0 million in projected contingent consideration as of the acquisition date. Our estimate of the potential payout increased to $4.2 million as of March 31, 2023 due to the changes in the present value of the estimated payout. We will continue to evaluate the potential payouts in the future and adjust the contingent consideration for any changes in the estimated fair value each reporting period. DIVRT’s operations are included in the Commercial segment.

Our Business

We blend industry-leading technology and best-in-class operations to deliver mobility solutions that enable the efficient movement of people, vehicles and personal belongings. We are committed to elevating the consumer experience while meeting objectives of our diverse client base in North America and Europe. We are a leading provider of technology-driven mobility solutions for aviation, commercial, hospitality and institutional clients.

We typically enter into contractual relationships with property owners or managers as opposed to owning facilities. We primarily operate under two types of arrangements: management type contracts and lease type contracts.

•
Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and may receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services such as accounting support services, equipment leasing and consulting. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs.
•
Under a lease type contract, we generally pay our clients either a fixed base rent or fee, percentage of rent that is tied to the financial performance of the operation, or a combination of both. We collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes.

Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.

As of March 31, 2023, in our Commercial segment, we operated approximately 87% of our locations under management type contracts and 13% under lease type contracts and our Aviation segment serviced 159 airports across North America and Europe.

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

General Business Trends

We believe that sophisticated clients recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, our clients are able to capture additional profit and improve customer experiences by leveraging the unique technology, operational skills and controls that an experienced services and technology solutions provider can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological solutions and enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 93% and 92% for the twelve-month periods ended March 31, 2023 and 2022, for our Commercial segment facilities.

Other Recent Developments

On August 16, 2022, the U.S. Federal government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. Federal corporate income tax system, including a 15% minimum tax based on adjusted financial income exceeding $1.0 billion, effective in 2024, and a 1% excise tax on net repurchases of a company's own stock effective January 1, 2023. During the three months ended March 31, 2023, we recorded $0.1 million related to the excise tax on net repurchases of our common stock in Treasury Stock within the Condensed Consolidated Balance Sheets. We are continuing to evaluate the other Inflation Reduction Act of 2022 provisions and its requirements, as well as any potential impact on our business.

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
Leased facilities	414	421	424
Managed facilities	2,787	2,709	2,612
Total Commercial segment facilities	3,201	3,130	3,036

Aviation Segment - Airports Served

The following table reflects the number of airports where at least one of our services was provided as of dates indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
North America	101	100	89
Europe	58	58	—
Total Airports	159	158	89

The increase as of December 31, 2022 included 65 unique airports added as a result of the acquisition of KMP.

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

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we generate operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying facility. In addition, management type contract revenue includes revenue related to our other aviation services. Other aviation services include our baggage delivery services, curbside concierge services, e-commerce technology fees, remote airline check-in services and other miscellaneous services provided to our airport and airline clients.

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

Operating Income

Operating income represents revenue less cost of services, general and administrative expenses and depreciation and amortization. This is the key metric our Chief Operating Decision Maker (“CODM”) uses for making decisions, assessing performance and allocating resources to our Operating Segments, Commercial and Aviation.

Goodwill and other Intangible Assets, net

See Note 1. Significant Accounting Policies and Practices, which describes our policy relating to goodwill and other intangible assets, net.

Long-Lived Assets

See Note 1. Significant Accounting Policies and Practices, which describes our policy relating to other long-lived assets.

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

Restructuring, integration and other costs include compensation expenses related to organizational changes within our Company, integration expenses related to our recent acquisitions, and severance and other costs primarily related to workforce reductions.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consolidated results during the three months ended March 31, 2023 and 2022, respectively, included the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2023	March 31, 2022	Amount	%
Services revenue	$425.3	$349.8	$75.5	21.6%
Cost of services (exclusive of depreciation and amortization)	367.0	298.4	68.6	23.0%
General and administrative expenses	30.6	24.5	6.1	24.9%
Depreciation and amortization	8.4	6.8	1.6	23.5%
Operating income	19.3	20.1	(0.8)	(4.0)%
Income tax expense	3.3	4.2	(0.9)	(21.4)%
Net income	9.3	11.3	(2.0)	(17.7)%

Services revenue increased by $75.5 million, or 21.6%, attributable to the following:

•
Services revenue for lease type contracts increased $5.6 million, or 8.9%, primarily due to an increase in transient and monthly parking revenue as a result of continued improving business conditions, partially offset by terminations and lower cost concessions related to service concession arrangements of $2.9 million during the three months ended March 31, 2023 as compared to $3.2 million during the three months ended March 31, 2022.
•
Services revenue for management type contracts increased $26.3 million, or 21.6%, primarily due to an increase in volume related to our baggage delivery businesses and volume based management type contracts as a result of continued improving business conditions, as well as increased volume related to other aviation services, new business and revenue from acquisitions of $1.0 million, partially offset by terminations.
•
Reimbursed management type contract revenue was $209.0 million and $165.4 million during the three months ended March 31, 2023 and 2022, respectively. The increase in reimbursed management type contract revenue was primarily due to continued improving business conditions and revenue from acquisitions of $0.6 million.

Cost of services (exclusive of depreciation and amortization) increased by $68.6 million, or 23.0%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $3.2 million, or 6.2%, primarily due to higher operating costs as a result of continued improving business conditions, lower cost concessions related to rent concessions of $1.3 million during the three months ended March 31, 2023 as compared to $2.2 million during the three months ended March 31, 2022 and new business, partially offset by terminations.
•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $21.8 million, or 26.9%, primarily due to higher operating costs as a result of continued improving business conditions related to our baggage delivery businesses, reverse management contracts and other aviation services, as well as new business, partially offset by terminations.
•
Reimbursed management type contract expense was $209.0 million and $165.4 million during the three months ended March 31, 2023 and 2022, respectively. The increase in reimbursed management type contract cost of services was primarily due to continued improving business conditions and acquisitions of $0.6 million.

General and administrative expenses increased $6.1 million, or 24.9%, primarily due to higher compensation and non-cash stock-based compensation expenses and our continued investment in technology and growth initiatives, as well as higher restructuring, integration and other costs of $1.3 million during the three months ended March 31, 2023 as compared to $0.2 million during the three months ended March 31, 2022.

Depreciation and amortization expenses increased $1.6 million, or 23.5%, primarily due to the amortization of other intangible assets related to the recent acquisitions and our continued investment in technology and growth initiatives.

Our effective tax rate was 26.2% and 27.0% during the three months ended March 31, 2023 and 2022, respectively.

Net income decreased $2.0 million, or 17.7%, primarily due to higher interest expense and the factors noted above, partially offset by lower income taxes.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the three months ended March 31, 2023 and 2022.

Commercial

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2023	March 31, 2022	Amount	%
Services revenue
Lease type contracts	$64.6	$59.2	$5.4	9.1%
Management type contracts	79.8	72.0	7.8	10.8%
Total services revenue	144.4	131.2	13.2	10.1%
Gross profit
Lease type contracts	11.7	9.2	2.5	27.2%
Management type contracts	31.3	28.5	2.8	9.8%
Depreciation and amortization	(1.9)	(1.8)	(0.1)	(5.6)%
Total gross profit	41.1	35.9	5.2	14.5%
General and administrative expenses	8.2	6.1	2.1	34.4%
Depreciation and amortization(1)	1.7	1.2	0.5	41.7%
Operating income	$31.2	$28.6	$2.6	9.1%
(1)
Primarily related to amortization of other intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit increased $2.5 million, or 27.2%, to $11.7 million during the three months ended March 31, 2023, compared to $9.2 million during the three months ended March 31, 2022. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of continued improving business conditions, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $1.9 million and $1.3 million, respectively, during the three months ended March 31, 2023 compared to $2.0 million and $2.2 million, respectively, during the three months ended March 31, 2022, as well as higher operating expenses as a result of improving business conditions.

•
Management type contracts. Gross profit increased $2.8 million, or 9.8%, to $31.3 million during the three months ended March 31, 2023, compared to $28.5 million during the three months ended March 31, 2022. Gross profit increased primarily due to an increase in volume based management type contracts as a result of continued improving business conditions, partially offset by higher operating expenses as a result of continued improving business conditions related to our reverse management contracts and terminations.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.1, or 5.6%, to $1.9 million during the three months ended March 31, 2023, compared to $1.8 million during the three months ended March 31, 2022.

General and administrative expenses increased $2.1 million, or 34.4%, to $8.2 million during the three months ended March 31, 2023, compared to $6.1 million during the three months ended March 31, 2022. The increase was primarily related to higher compensation and non-cash stock based compensation expenses, as well as our continued investment in growth initiatives and higher restructuring, integration and other costs of $0.4 million during the three months ended March 31, 2023 as compared to $0.1 million during the three months ended March 31, 2022.

Operating income increased $2.6 million, or 9.1%, to $31.2 million during the three months ended March 31, 2023, compared to $28.6 million during the three months ended March 31, 2022, primarily due to the factors noted above, partially offset by $0.4 million of amortization expenses during the three months ended March 31, 2023 related to other intangible assets as a result of the acquisition of DIVRT.

Aviation

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2023	March 31, 2022	Amount	%
Services revenue
Lease type contracts	$3.6	$3.4	$0.2	5.9%
Management type contracts	68.3	49.8	18.5	37.1%
Total services revenue	71.9	53.2	18.7	35.2%
Gross profit
Lease type contracts	1.3	1.4	(0.1)	(7.1)%
Management type contracts	14.0	12.3	1.7	13.8%
Depreciation and amortization	(1.3)	(1.1)	(0.2)	(18.2)%
Total gross profit	14.0	12.6	1.4	11.1%
General and administrative expenses	3.9	2.7	1.2	44.4%
Depreciation and amortization(1)	1.5	1.8	(0.3)	(16.7)%
Operating income	$8.6	$8.1	$0.5	6.2%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit decreased $0.1 million, or 7.1%, to $1.3 million during the three months ended March 31, 2023 compared to $1.4 million during the three months ended March 31, 2022. Gross profit decreased primarily due to lower cost concessions related to service concession arrangements of $1.0 million during the three months ended March 31, 2023 as compared to $1.2 million during the three months ended March 31, 2022, partially offset by an increase in transient revenue as a result of continued improving business conditions.

•
Management type contracts. Gross profit increased $1.7 million, or 13.8%, to $14.0 million during the three months ended March 31, 2023, compared to $12.3 million during the three months ended March 31, 2022. Gross profit increased primarily due to an increase in volume based management type contracts as a result of continued improving business conditions, increased activity related to other aviation services and new business, partially offset by higher operating expenses as a result of improving business conditions related to our reverse management contracts and other aviation services.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.2, or 18.2% to $1.3 million during the three months ended March 31, 2023, compared to $1.1 million during the three months ended March 31, 2022.

General and administrative expenses increased $1.2 million, or 44.4%, to $3.9 million during the three months ended March 31, 2023, compared to $2.7 million during the three months ended March 31, 2022 primarily due to our continued investment in growth initiatives and higher restructuring, integration and other costs of $0.2 million during the three months ended March 31, 2023 as compared to $0.1 million during the three months ended March 31, 2022.

Operating income increased $0.5 million, or 6.2%, to $8.6 million during the three months ended March 31, 2023, compared to $8.1 million during the three months ended March 31, 2022, primarily due to the factors noted above, partially offset by $0.4 million of amortization expenses during the three months ended March 31, 2023 related to other intangibles assets as a result of the acquisition of KMP.

Other

Operating expenses within the Other segment increased $3.9 million, or 23.5%, to $20.5 million during the three months ended March 31, 2023, compared to $16.6 million during the three months ended March 31, 2022, primarily due to higher compensation and non-cash stock-based compensation expenses, as well as our continued investment in technology and growth initiatives and restructuring, integration and other costs of $0.7 million during the three months ended March 31, 2023.

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

As of March 31, 2023, we had $29.8 million of cash and cash equivalents and $218.0 million of borrowing availability under our Senior Credit Facility (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements). The full impact of macroeconomic conditions, including higher inflation and rising interest rates, on our business and the businesses of our customers and clients is unknown. We believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

We continue to monitor the impact of the recent regional bank failures. Currently, we do not believe that our banking partners are exposed to any significant credit risk, and continue to believe that we have sufficient assets and liquidity to adequately cover future obligations as they come due.

Outstanding Indebtedness

On March 31, 2023, we had total indebtedness of approximately $376.8 million, an increase of $32.6 million from December 31, 2022. The $376.8 million in total indebtedness as of March 31, 2023 included:

•
$352.7 million under our Senior Credit Facility; and
•
$24.1 million of other debt including finance lease obligations.

As of March 31, 2023, we were in compliance with our debt covenants under the Amended Credit Agreement (as defined in Note 8. Borrowing Arrangements within the Notes to the Condensed Consolidated Financial Statements).

As of March 31, 2023, we had $39.0 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $356.2 million.

The weighted average interest rate on our Senior Credit Facility was 6.3% and 3.6% during the three months ended March 31, 2023 and 2022, respectively. That rate included the letters of credit for both years and interest rate collars during the three months ended March 31, 2022. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 6.7% and 3.8% during the three months ended March 31, 2023 and 2022, respectively.

Stock Repurchases

On February 14, 2023, our Board of Directors (our "Board") authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million.

In May 2022, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three months ended March 31, 2023, 285,700 shares were repurchased at an average price of $36.53 per share under this program. As of March 31, 2023, $0.2 million remained available for repurchase under this program.

Stock repurchase activity under the May 2022 stock repurchase program during the three months ended March 31, 2023 was as follows:

	Three Months Ended
(millions, except for share and per share data)	March 31, 2023	March 31, 2022
Total number of shares repurchased	285,700	—
Average price paid per share	$36.53	$—
Total value of common stock repurchased	$10.4	$—

The remaining authorized repurchase amounts under the May 2022 and February 2023 stock repurchase programs as of March 31, 2023 were as follows:

(millions)	March 31, 2023
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(millions)	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$7.7	$26.4
Net cash used in investing activities	(8.8)	(2.2)
Net cash provided by (used in) financing activities	18.7	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net increase in cash and cash equivalents	$17.4	$7.7

Operating Activities

Net cash provided by operating activities was $7.7 million during the three months ended March 31, 2023 as compared to $26.4 million during the three months ended March 31, 2022. The decrease in net cash provided by operating activities primarily resulted from the receipt of the $20.5 million U.S. Federal income tax refund during the three months ended March 31, 2022 and higher interest payments during the three months ended March 31, 2023, partially offset by improved working capital.

Investing Activities

Net cash used in investing activities was $8.8 million during the three months ended March 31, 2023, an increase of $6.6 million from $2.2 million during the three months ended March 31, 2022. The increase in net cash used in investing activities primarily resulted from the increase in purchases of property and equipment, primarily related to our investments in internal-use software, as well as the noncontrolling interest buyout of $2.1 million during the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $18.7 million during the three months ended March 31, 2023, an increase of $35.3 million from net cash used in financing activities of $16.6 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we had increased borrowings on the Senior Credit Facility as compared to March 31, 2022 as a result of lower net cash provided by operating activities, partially offset by common stock repurchases of $11.1 million under our May 2022 stock repurchase program during the three months ended March 31, 2023.

Cash and Cash Equivalents

We had Cash and cash equivalents of $29.8 million and $12.4 million as of March 31, 2023 and December 31, 2022, respectively. The cash balances reflect our ability to utilize funds deposited into our bank accounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-Q.

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

Based on the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the discussion of risk factors and the other information described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in subsequent filings by us with the SEC. New risks could emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table provides information about the purchases we made during the three months ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(millions, except share and per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (a)(b)
01/01/2023 through 01/31/2023	192,500	$36.14	192,500	$3.7
02/01/2023 through 02/28/2023	93,200	37.34	93,200	$60.2
03/01/2023 through 03/31/2023	—	—	—	$60.2
Total	285,700	$36.53	285,700	$60.2

(a) In May 2022, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million.

(b) In February 2023, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million.

As of March 31, 2023, $60.2 million remained available for repurchase under our May 2022 and February 2023 stock repurchase programs. Repurchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with the Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at time and prices considered to be appropriate at our discretion. The stock repurchase programs do not obligate us to repurchase any particular amount of common stock and have no fixed termination date, and may be suspended at any time at our discretion.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

31.1*	Section 302 Certification dated May 4, 2023 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 4, 2023 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 4, 2023 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: May 4, 2023	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2023	By:	/s/ GARY T. ROBERTS
Gary T. Roberts
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)