Form 10-Q
period 2023-06-30
SP Plus Corp
filed 2023-08-03
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2023
Common Stock, $0.001 par value per share	19,649,611	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$24.6	$12.4
Accounts receivable, net	179.0	167.7
Prepaid expenses and other current assets	13.2	16.7
Total current assets	216.8	196.8
Property and equipment, net	65.2	60.2
Right-of-use assets	170.7	166.9
Goodwill	543.6	543.2
Other intangible assets, net	63.5	68.9
Deferred taxes	42.9	44.4
Other noncurrent assets	43.6	41.0
Total noncurrent assets	929.5	924.6
Total assets	$1,146.3	$1,121.4
Liabilities and stockholders’ equity
Liabilities
Accounts payable	$136.6	$133.4
Accrued and other current liabilities	117.7	137.6
Short-term lease liabilities	57.3	60.2
Current portion of long-term borrowings	13.5	12.4
Total current liabilities	325.1	343.6
Long-term borrowings, excluding current portion	352.2	331.8
Long-term lease liabilities	156.3	158.5
Other noncurrent liabilities	71.3	61.8
Total noncurrent liabilities	579.8	552.1
Total liabilities	$904.9	$895.7
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 23,444,353 and 19,649,611 shares issued and outstanding as of June 30, 2023, respectively, and 23,276,329 and 19,767,287 shares issued and outstanding as of December 31, 2022, respectively	—	—
Treasury stock, at cost; 3,794,742 and 3,509,042 shares as of June 30, 2023 and December 31, 2022, respectively	(130.5)	(120.0)
Additional paid-in capital	278.5	274.2
Accumulated other comprehensive loss	(1.1)	(1.8)
Retained earnings	94.3	73.6
Total SP Plus Corporation stockholders’ equity	241.2	226.0
Noncontrolling interests	0.2	(0.3)
Total stockholders’ equity	241.4	225.7
Total liabilities and stockholders’ equity	$1,146.3	$1,121.4

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Services revenue
Lease type contracts	$76.3	$70.6	$144.5	$133.2
Management type contracts	145.0	125.9	293.1	247.7
	221.3	196.5	437.6	380.9
Reimbursed management type contract revenue	220.9	184.5	429.9	349.9
Total services revenue	442.2	381.0	867.5	730.8
Cost of services (exclusive of depreciation and amortization)
Lease type contracts	62.3	55.9	117.5	107.9
Management type contracts	93.1	81.8	195.9	162.8
	155.4	137.7	313.4	270.7
Reimbursed management type contract expense	220.9	184.5	429.9	349.9
Total cost of services (exclusive of depreciation and amortization)	376.3	322.2	743.3	620.6
General and administrative expenses	31.8	26.7	62.4	51.2
Depreciation and amortization	8.8	6.5	17.2	13.3
Operating income	25.3	25.6	44.6	45.7
Other expense (income)
Interest expense	7.3	3.5	14.1	8.3
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Total other expenses	7.2	3.4	13.9	8.0
Earnings before income taxes	18.1	22.2	30.7	37.7
Income tax expense	4.8	5.9	8.1	10.1
Net income	13.3	16.3	22.6	27.6
Less: Net income attributable to noncontrolling interests	1.0	0.9	1.9	1.5
Net income attributable to SP Plus Corporation	$12.3	$15.4	$20.7	$26.1
Common stock data
Net income per common share
Basic	$0.63	$0.73	$1.05	$1.23
Diluted	$0.62	$0.72	$1.04	$1.22
Weighted average shares outstanding
Basic	19,631,772	21,195,819	19,666,684	21,211,299
Diluted	19,839,953	21,356,464	19,853,900	21,347,442

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$13.3	$16.3	$22.6	$27.6
Reclassification of de-designated interest rate collars	—	0.1	—	0.5
Foreign currency translation gain (loss)	0.5	(0.2)	0.7	(0.1)
Comprehensive income	13.8	16.2	23.3	28.0
Less: Comprehensive income attributable to noncontrolling interests	1.0	0.9	1.9	1.5
Comprehensive income attributable to SP Plus Corporation	$12.8	$15.3	$21.4	$26.5

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total
Balance at January 1, 2023	23,276,329	$—	$274.2	$(1.8)	$73.6		$(120.0)	$(0.3)	$225.7
Net income	—	—	—	—	8.4		—	0.9	9.3
Foreign currency translation	—	—	—	0.2	—		—	—	0.2
Issuance of restricted stock units	148,806	—	(0.4)	—	—		—	—	(0.4)
Non-cash stock-based compensation	—	—	2.2	—	—		—	—	2.2
Noncontrolling interests buyout	—	—	(0.7)	—		—	—	—	(0.7)
Repurchases of common stock	—	—	—	—	—		(10.5)	—	(10.5)
Distributions to noncontrolling interests	—	—	—	—	—		—	(0.5)	(0.5)
Balance at March 31, 2023	23,425,135	$—	$275.3	$(1.6)	$82.0		$(130.5)	$0.1	$225.3
Net income	—	—	—	—	12.3		—	1.0	13.3
Foreign currency translation	—	—	—	0.5	—		—	—	0.5
Issuance of restricted stock units	558	—	—	—	—		—	—	—
Issuance of stock grants	18,660	—	0.6	—	—		—	—	0.6
Non-cash stock-based compensation	—	—	2.6	—	—		—	—	2.6
Distributions to noncontrolling interests	—	—	—	—	—		—	(0.9)	(0.9)
Balance at June 30, 2023	23,444,353	$—	$278.5	$(1.1)	$94.3		$(130.5)	$0.2	$241.4

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
Balance at January 1, 2022	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1
Net income	—	—	—	—	10.7	—	0.6	11.3
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Reclassification of de-designated interest rate collars	—	—	—	0.4	—	—	—	0.4
Issuance of restricted stock units	37,235	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	1.8	—	—	—	—	1.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	23,261,694	$—	$269.3	$(2.3)	$39.1	$(70.6)	$(0.3)	$235.2
Net income	—	—	—	—	15.4	—	0.9	16.3
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Reclassification of de-designated interest rate collars	—	—	—	0.1	—	—	—	0.1
Issuance of stock grants	14,635	—	0.4	—	—	—	—	0.4
Non-cash stock-based compensation	—	—	2.2	—	—	—	—	2.2
Repurchases of common stock	—	—	—	—	—	(5.6)	—	(5.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at June 30, 2022	23,276,329	$—	$271.9	$(2.4)	$54.5	$(76.2)	$(0.1)	$247.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2023	June 30, 2022
Operating activities
Net income	$22.6	$27.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.2	13.3
Non-cash stock-based compensation	5.4	4.4
Provisions (reversals) for credit losses on accounts receivable	0.7	(0.1)
Deferred income taxes	1.8	2.8
Other	(1.7)	1.3
Changes in operating assets and liabilities
Accounts receivable	(11.9)	(13.4)
Prepaid expenses and other current assets	3.5	10.3
Accounts payable	3.1	9.7
Accrued liabilities and other	(19.7)	(20.2)
Net cash provided by operating activities	21.0	35.7
Investing activities
Purchases of property and equipment	(11.3)	(9.1)
Acquisition of other intangible assets	—	(1.8)
Proceeds from sale of equipment	—	0.2
Noncontrolling interest buyout	(2.2)	—
Net cash used in investing activities	(13.5)	(10.7)
Financing activities
Proceeds from credit facility revolver	256.8	173.2
Payments on credit facility revolver	(232.9)	(198.2)
Proceeds from credit facility term loan	—	17.2
Payments on credit facility term loan	(2.5)	(4.2)
Payments of debt issuance costs	—	(2.5)
Payments on other long-term borrowings	(3.8)	(5.4)
Payments of withholding taxes on share-based compensation	(0.4)	—
Distributions to noncontrolling interests	(1.4)	(1.2)
Repurchases of common stock	(11.1)	(4.9)
Net cash provided by (used in) financing activities	4.7	(26.0)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Increase (decrease) in cash and cash equivalents	12.2	(1.1)
Cash and cash equivalents at beginning of year	12.4	15.7
Cash and cash equivalents at end of period	$24.6	$14.6
Supplemental disclosures
Cash paid (received) during the period for
Interest	$13.6	$7.8
Income taxes, net	$4.0	$(12.7)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the "Company") develops and integrates technology with operations management and support to deliver mobility solutions that enable the efficient and time-sensitive movement of people, vehicles and personal travel belongings. The Company is committed to providing solutions that make every moment matter for a world on the go while meeting the objectives of the Company's diverse client base in North America and Europe, which includes aviation, commercial, hospitality and institutional clients. The Company typically enters into contractual agreements with property owners or managers as opposed to owning facilities.

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

All adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or the fiscal year ending December 31, 2023. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 24, 2023 with the Securities and Exchange Commission.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE and has significant influence, the Company accounts for the investment in the VIE as an equity method investment. As of June 30, 2023 and December 31, 2022, assets related to consolidated VIEs were $58.6 million and $57.1 million, respectively, which were primarily related to right-of-use (“ROU”) assets and property and equipment, net. As of June 30, 2023 and December 31, 2022, liabilities related to consolidated VIEs were $46.6 million and $50.9 million, respectively, which were primarily related to operating and finance lease liabilities. All intercompany profits, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.6 million as of June 30, 2023 and December 31, 2022, and were included in Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and records adjustments to the allowance as necessary. The Company’s allowance for doubtful accounts, which was included in Accounts receivable, net, within the Condensed Consolidated Balance Sheets, was $4.1 million and $4.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

Equipment and vehicles are depreciated on a straight-line basis over estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment, other than internal-use software, are capitalized. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or the useful lives of the improvements, whichever is shorter.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 25 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 19 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $12.2 million and $11.9 million as of June 30, 2023 and December 31, 2022, respectively, was included in Other noncurrent assets within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.6 million for the three months ended June 30, 2023 and 2022, and $1.3 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of equity investments of unconsolidated entities, advances, deposits and cost of contracts, net, as of June 30, 2023 and December 31, 2022.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of insurance, accrued rent, compensation, contingent consideration, payroll withholdings, property, payroll and other taxes and other accrued expenses as of June 30, 2023 and December 31, 2022.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income (losses) from the subsidiaries in which the Company holds a controlling interest, but less than 100 percent, ownership interest. The results of these subsidiaries are consolidated and included within the Condensed Consolidated Financial Statements.

During the six months ended June 30, 2023, the Company recorded a $1.0 million liability related to its estimate of additional consideration (“contingent consideration") due to a former minority partner that formerly held a noncontrolling interest in a joint venture with the Company. The Company purchased the minority partner’s interest in the joint venture in 2020. The contingent consideration is contingent on the performance of the operations of the Bradley International Airport. The contingent consideration is not capped and, if any amount is due, would be payable to the former minority partner in April 2025. The $1.0 million was determined based on a probability weighting of potential payouts and recorded in Additional paid-in capital within the Condensed Consolidated Balance Sheets. In addition, the Company recorded a deferred tax asset of $0.3 million related to the contingent consideration during the six months ended June 30, 2023, which was recorded in Additional paid-in capital within the Condensed Consolidated Balance Sheets. The Company will continue to evaluate the criteria for making these payments in the future and adjust the liability when deemed necessary.

Additionally, during the six months ended June 30, 2023, the Company paid a former minority partner $2.2 million per the terms of an agreement between the Company and the former minority partner. The Company purchased the former minority partner’s entire noncontrolling interest in a joint venture with the Company as of December 31, 2022. Per the terms of the agreement, the Company will be required to make additional payments to the former minority partner over a ten-year period, amounting to a total of $4.5 million. The $2.2 million that was paid during the six months ended June 30, 2023 was included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of December 31, 2022.

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

On November 10, 2022, the Company acquired certain assets of DIVRT, Inc. ("DIVRT"), a developer of innovative software and technology solutions that enables frictionless parking capabilities, for approximately $17.6 million. In addition, the Company may be required to pay the former owner of DIVRT a maximum amount of $7.0 million in contingent consideration if certain targets related to the number of the Company's locations using the DIVRT technology are met by October 31, 2025. Based on a probability weighting of potential payouts, the Company accrued $4.0 million in projected contingent consideration as of the acquisition date, which was determined to be Level 3 under the fair value hierarchy. The Company's estimate of the potential payout increased to $4.3 million from $4.1 million as of June 30, 2023 and December 31, 2022, respectively. The increases were due to the changes in the present value of the estimated payout. The Company recorded $0.1 million and $0.2 million of operating expense within the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2023, respectively, related to the change in the present value of the contingent consideration. The Company will continue to evaluate the potential payouts in the future and adjust the contingent consideration for any changes in the estimated fair value each reporting period. DIVRT's operations are included in the Commercial segment.

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

During the three and six months ended June 30, 2023, the acquisitions contributed $1.6 million and $3.2 million, respectively, of services revenue and losses before income taxes of $0.8 million and $1.7 million, respectively, primarily due to the amortization related to the acquired other intangible assets.

The Company believes the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however, the provisional measurements of fair value for the other intangible assets and goodwill of KMP and DIVRT are subject to change. As a result, during the measurement period, which may be up to one year from the acquisition dates, adjustments to assets and liabilities assumed will be recorded with corresponding adjustments to goodwill. The Company expects to complete the purchase price allocations for the KMP and DIVRT acquisitions as soon as practicable but no later than one year from the acquisition dates.

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

The estimated fair values of Proprietary know how were determined using the multi-period excess earnings method under the income approach utilizing projected financial information for each technology that was acquired. The estimated fair value of the customer relationships was determined using the distributor method and excess earnings method under the income approach. The estimated fair values of the trade names were determined using the relief from royalty savings method under the income approach. The Company considered the return on assets and market comparable methods when estimating an appropriate royalty rate for the trade names.

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

The components of ROU assets and lease liabilities and the classification within the Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 were as follows:

(millions)	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Right-of-use assets	$170.7	$166.9
Finance	Property and equipment, net	23.7	24.4
Total leased assets		$194.4	$191.3
Liabilities
Current
Operating	Short-term lease liabilities	$57.3	$60.2
Finance	Current portion of long-term borrowings	7.1	7.2
Noncurrent
Operating	Long-term lease liabilities	156.3	158.5
Finance	Long-term borrowings, excluding current portion	15.7	16.0
Total lease liabilities		$236.4	$241.9

The components of lease cost and classification within the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2023 and 2022 (unaudited) were as follows:

		Three Months Ended		Six Months Ended
(millions)	Classification	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost (a)(b)	Cost of services - lease type contracts	$15.2	$14.6	$29.0	$29.7
Short-term lease (a)	Cost of services - lease type contracts	5.3	5.3	10.2	10.4
Variable lease	Cost of services - lease type contracts	22.8	18.8	41.0	33.3
Operating lease cost		43.3	38.7	80.2	73.4
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.7	1.4	3.3	2.7
Interest on lease liabilities	Interest expense	0.3	0.3	0.6	0.5
Net lease cost		$45.3	$40.4	$84.1	$76.6

(a)
Included expense related to leases for office space recorded in General and administrative expenses within the Condensed Consolidated Statements of Income of $0.9 million and $1.9 million during the three and six months ended June 30, 2023 and 2022, respectively.
(b)
Included rent concessions amounting to $1.2 million and $2.5 million during the three and six months ended June 30, 2023, respectively, and $1.5 million and $3.7 million during the three and six months ended June 30, 2022, respectively.

Sublease income was $0.5 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively.

Maturities, lease term and discount rate information of lease liabilities as of June 30, 2023 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2023	$35.8	$4.4	$40.2
2024	59.1	7.0	66.1
2025	46.5	5.1	51.6
2026	35.6	3.8	39.4
2027	22.8	2.1	24.9
After 2027	48.7	3.1	51.8
Total lease payments	248.5	25.5	274.0
Less: Imputed interest	34.9	2.7	37.6
Present value of lease liabilities	$213.6	$22.8	$236.4
Weighted-average remaining lease term (years)	5.2	4.2
Weighted-average discount rate	5.4%	5.1%

Future sublease income for the above periods shown was excluded, as the amounts are not material.

Supplemental cash flow information related to leases during the six months ended June 30, 2023 and 2022 (unaudited) was as follows:

	Six Months Ended
(millions)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$44.2	$46.7
Operating cash outflows related to interest on finance leases	0.5	0.5
Financing cash outflows related to finance leases	3.8	5.4
Leased assets obtained in exchange for new operating liabilities	31.2	5.8
Leased assets obtained in exchange for new finance lease liabilities	3.5	4.9

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

Lease type contracts

Lease type contract revenue includes gross receipts (net of local taxes), consulting fees, e-commerce technology fees, customer convenience fees, gains on sales of contracts and payments for exercising termination rights. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of Service revenue – lease type contracts.

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees, and in some cases e-commerce technology fees, customer convenience fees and monthly subscription fees related to the use of the Company's technology solutions. In exchange for this consideration, the Company may have a bundle of integrated services that comprise one performance obligation and include services such as managing the facility, as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. Management type contract revenues do not include gross customer collections at the managed facilities as these revenues belong to the property owners rather than the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Certain expenses (primarily rental expense), as well as depreciation and amortization, related to service concessions arrangements for lease type contracts, are recorded as a reduction of Service revenue – lease type contracts.

The Company recorded cost concessions related to service concession arrangements (recognized as an increase to revenue) of $2.7 million and $5.6 million during the three and six months ended June 30, 2023, respectively, and $2.9 million and $6.1 million during the three and six months ended June 30, 2022, respectively.

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

Performance obligations

As of June 30, 2023, the Company had $199.2 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2023	$40.5
2024	58.8
2025	37.2
2026	28.6
2027	17.1
2028 and thereafter	17.0
Total	$199.2

Contract balances

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts receivable, net, and Accrued and other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of June 30, 2023 (unaudited) and December 31, 2022:

(millions)	June 30, 2023	December 31, 2022
Accounts receivable	$180.6	$169.9
Contract asset	2.5	1.8
Contract liabilities	(12.3)	(17.4)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended
(millions)	June 30, 2023	June 30, 2022
Balance, beginning of period	$1.8	$2.3
Additional contract assets	2.5	—
Reclassification to accounts receivable	(1.8)	(2.3)
Balance, end of period	$2.5	$—

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended
(millions)	June 30, 2023	June 30, 2022
Balance, beginning of period	$(17.4)	$(15.7)
Additional contract liabilities	(12.3)	(8.3)
Recognition of revenue from contract liabilities	17.4	15.7
Balance, end of period	$(12.3)	$(8.3)

Cost of contracts, net

Cost of contracts expense related to service concession arrangements and certain management type contracts are recorded as a reduction of revenue. Cost of contracts expense during the three and six months ended June 30, 2023 and 2022 (unaudited), which was included as a reduction to Services revenue – management type contracts within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of contracts expense	$0.3	$0.3	$0.5	$0.5

As of June 30, 2023 (unaudited) and December 31, 2022, cost of contracts, net of accumulated amortization, included in Other noncurrent assets within the Condensed Consolidated Balance Sheets was $2.7 million and $2.9 million, respectively.

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

6. Other Intangible Assets, net

The components of other intangible assets, net, as of June 30, 2023 (unaudited) and December 31, 2022, were as follows:

		June 30, 2023			December 31, 2022
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Covenant not to compete	3.4	$2.9	$(1.8)	$1.1	$2.9	$(1.4)	$1.5
Trade names and trademarks	12.0	3.0	(0.9)	2.1	2.8	(0.7)	2.1
Proprietary know how	6.4	22.0	(4.4)	17.6	21.7	(2.7)	19.0
Management contract rights	6.0	81.0	(55.4)	25.6	81.0	(52.9)	28.1
Customer relationships	8.1	24.9	(7.8)	17.1	24.8	(6.6)	18.2
Other intangible assets, net	6.8	$133.8	$(70.3)	$63.5	$133.2	$(64.3)	$68.9

Amortization expense related to other intangible assets during the three and six months ended June 30, 2023 and 2022, (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization expense	$3.0	$2.1	$6.0	$4.9

7. Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2023 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2022
Goodwill	$387.0	$215.7	$602.7
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$387.0	$156.2	$543.2
Foreign currency translation	0.1	0.3	0.4
Net book value as of June 30, 2023
Goodwill	$387.1	$216.0	$603.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$387.1	$156.5	$543.6

8. Borrowing Arrangements

Long-term borrowings, as of June 30, 2023 (unaudited) and December 31, 2022, in order of preference, were as follows:

	Amount Outstanding
(millions)	June 30, 2023	December 31, 2022
Senior Credit Facility, net of original discount on borrowings(1)	$343.9	$322.3
Other borrowings(2)	23.9	24.3
Deferred financing costs	(2.1)	(2.4)
Total obligations	365.7	344.2
Less: Current portion of long-term borrowings	13.5	12.4
Total long-term borrowings, excluding current portion	$352.2	$331.8

(1)
Included discount on borrowings of $1.1 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)
Included finance lease liabilities of $22.8 million and $23.2 million as of June 30, 2023 and December 31, 2022, respectively. See Note 3. Leases for further discussion.

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

As of June 30, 2023, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

As of June 30, 2023, the Company had $39.1 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $345.0 million.

The weighted average interest rate on the Senior Credit Facility was 6.5% and 3.3% during the six months ended June 30, 2023 and 2022, respectively. That rate included the letters of credit for both years and interest rate collars during the three months ended June 30, 2022. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 7.0% and 3.4% during the six months ended June 30, 2023 and 2022, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the Convertible Debentures were no longer redeemable for shares. The Convertible Debentures mature April 1, 2028 at $25 per share. The Convertible Debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. There have been no redemptions of the Convertible Debentures during the periods ended June 30, 2023 and December 31, 2022. The approximate redemption value of the Convertible Debentures outstanding as of June 30, 2023 and December 31, 2022 was $1.1 million.

9. Stock Repurchase Program

On February 14, 2023, the Company's Board of Directors (the "Board") authorized the Company to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $60.0 million. No shares have been repurchased under this program.

In May 2022, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the six months ended June 30, 2023, 285,700 shares were repurchased at an average price of $36.53 per share under this program. As of June 30, 2023, $0.2 million remained available for repurchase under this program.

Stock repurchase activity under the May 2022 stock repurchase program during the six months ended June 30, 2023 and 2022 (unaudited) was as follows:

(millions, except for share and per share data)	June 30, 2023	June 30, 2022
Total number of shares repurchased	285,700	176,500
Average price paid per share	$36.53	$31.51
Total value of common stock repurchased	$10.4	$5.6

No stock repurchases were made during the three months ended June 30, 2023 or the three months ended March 31, 2022.

The Company recorded $0.1 million in additional paid-in capital within the Condensed Consolidated Balance Sheets during the six months ended June 30, 2023, related to the excise tax on net repurchases of common stock that was a provision of the Inflation Reduction Act of 2022.

The remaining authorized repurchase amount under the May 2022 and February 2023 stock repurchase programs as of June 30, 2023 (unaudited), was as follows:

(millions)	June 30, 2023
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

10. Stock-Based Compensation

Stock Grants

The Company granted 18,660 and 14,635 shares of common stock to the Board during the six months ended June 30, 2023 and 2022, respectively. The Company recognized $0.6 million and $0.4 million of stock-based compensation expense related to stock grants during the three and six months ended June 30, 2023 and 2022, respectively.

Restricted Stock Units

During the six months ended June 30, 2023, the Company granted 126,931 restricted stock units to certain executives that vest over three years. During the six months ended June 30, 2022, the Company granted 1,057 and 135,054 restricted stock units to certain executives and employees that vest over one and three years, respectively.

Nonvested restricted stock units as of June 30, 2023, and changes during the six months ended June 30, 2023 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	338,448	$33.28
Granted	126,931	34.57
Vested	(8,426)	35.95
Nonvested as of June 30, 2023	456,953	$33.62

The Company's stock-based compensation expense related to the restricted stock units during the three and six months ended June 30, 2023 and 2022 (unaudited), which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock-based compensation expense	$1.4	$1.5	$2.5	$2.8

As of June 30, 2023, there was $8.2 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.0 years.

Performance Share Units (“PSUs”)

During the six months ended June 30, 2023 and 2022, the Company granted 126,921 and 132,304 PSUs, respectively, to certain executives. The performance target is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over a three-year performance period. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the PSU's granted in 2023 ("2023 PSUs"), the PSU's granted in 2022 ("2022 PSUs") and the PSU's granted in 2021 ("2021 PSUs") are 253,842, 258,114 and 97,096, respectively. The Company is currently recognizing expense for the 2023 PSUs based on a payout of 130,729 shares, the 2022 PSUs based on a payout of 197,457 shares, and the maximum payout of 97,096 shares for the 2021 PSUs.

Nonvested PSUs as of June 30, 2023, and changes during the six months ended June 30, 2023 (unaudited), were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	177,605	$31.94
Granted	126,921	34.57
Nonvested as of June 30, 2023	304,526	$33.04

The Company's stock-based compensation expense related to PSUs during the three and six months ended June 30, 2023 and 2022 (unaudited), which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock-based compensation expense	$1.2	$0.7	$2.3	$1.2

As of June 30, 2023, there was $7.8 million of unrecognized stock-based compensation expenses related to PSUs that are expected to be recognized over a weighted average remaining period of approximately 1.9 years. In addition, the Company could recognize additional future stock-based compensation expense of $4.3 million and $1.9 million for the 2023 PSUs and the 2022 PSUs, respectively, if the maximum performance target is achieved for each award.

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

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the three and six months ended June 30, 2023 and 2022 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
(millions, except share and per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to SP Plus Corporation	$12.3	$15.4	$20.7	$26.1
Basic weighted average common shares outstanding	19,631,772	21,195,819	19,666,684	21,211,299
Dilutive impact of share-based awards	208,181	160,645	187,216	136,143
Diluted weighted average common shares outstanding	19,839,953	21,356,464	19,853,900	21,347,442
Net income per common share
Basic	$0.63	$0.73	$1.05	$1.23
Diluted	$0.62	$0.72	$1.04	$1.22

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per common share, other than those disclosed.

12. Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the income tax benefit allocated to each component during the three and six months ended June 30, 2023 and 2022 (unaudited) were as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.5	$—	$0.5	$0.7	$—	$0.7
Other comprehensive income	$0.5	$—	$0.5	$0.7	$—	$0.7

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
De-designation of interest rate collars	0.1	—	0.1	0.7	0.2	0.5
Other comprehensive income (loss)	$(0.1)	$—	$(0.1)	$0.6	$0.2	$0.4

The changes to accumulated other comprehensive loss by component during the six months ended June 30, 2023 (unaudited) were as follows:

(millions)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(1.8)	$(1.8)
Other comprehensive income before reclassification	0.7	0.7
Balance as of June 30, 2023	$(1.1)	$(1.1)

The changes to accumulated other comprehensive loss by component during the six months ended June 30, 2022 (unaudited) were as follows:

(millions)	Foreign Currency Translation Adjustments	Interest Rate Collars	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(2.3)	$(0.5)	$(2.8)
Other comprehensive loss before reclassification	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Balance as of June 30, 2022	$(2.4)	$—	$(2.4)

Reclassifications from accumulated other comprehensive loss during the three and six months ended June 30, 2023 and 2022 (unaudited) were as follows:

(millions)	Three Months Ended June 30		Six Months Ended June 30		Classification in the Condensed Consolidated Statements of Income
Interest Rate Collars:	2023	2022	2023	2022
Net realized loss	$—	$0.1	$—	$0.7	Other expenses
Reclassifications before tax	—	0.1	—	0.7
Income tax benefit	—	—	—	0.2
Reclassifications, net of tax	$—	$0.1	$—	$0.5

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as its primary measure of performance, but does not evaluate segments using discrete asset information. Therefore, assets are not presented at the segment level. There were no inter-segment transactions during the three and six months ended June 30, 2023, and the Company does not allocate other expense (income), interest expense (income) or income tax expense (benefit) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

The Other segment includes costs related to the Company’s operational support teams and costs related to common and shared infrastructure, including finance, accounting, information technology, human resources, procurement, legal and corporate development.

Revenue, operating income (loss), general and administrative expenses and depreciation and amortization by operating segment during the three and six months ended June 30, 2023 and 2022 (unaudited) were as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Services revenue
Commercial
Lease type contracts	$72.4	$67.1	$137.0	$126.3
Management type contracts	75.2	65.8	155.0	137.8
Total Commercial	147.6	132.9	292.0	264.1
Aviation
Lease type contracts	3.9	3.5	7.5	6.9
Management type contracts	69.8	60.1	138.1	109.9
Total Aviation	73.7	63.6	145.6	116.8
Reimbursed management type contract revenue	220.9	184.5	429.9	349.9
Total services revenue	$442.2	$381.0	$867.5	$730.8
Operating income (loss)
Commercial	$36.1	$34.7	$67.3	$63.3
Aviation	9.6	8.5	18.2	16.6
Other	(20.4)	(17.6)	(40.9)	(34.2)
Total operating income	$25.3	$25.6	$44.6	$45.7
General and administrative expenses
Commercial	$9.3	$7.8	$17.5	$13.9
Aviation	4.0	2.9	7.9	5.6
Other	18.5	16.0	37.0	31.7
Total general and administrative expenses	$31.8	$26.7	$62.4	$51.2
Depreciation and amortization
Commercial(1)	$3.8	$2.8	$7.4	$5.8
Aviation(2)	3.1	2.1	5.9	5.0
Other	1.9	1.6	3.9	2.5
Total depreciation and amortization	$8.8	$6.5	$17.2	$13.3
(1)
Included depreciation and amortization expenses related to cost of services activities of $2.2 million and $1.6 million during the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $3.4 million during the six months ended June 30, 2023 and 2022, respectively.
(2)
Included depreciation and amortization expenses related to cost of service activities of $1.5 million and $1.1 million during the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.2 million during the six months ended June 30, 2023 and 2022, respectively.

14. Subsequent Event

On July 25, 2023, the Company acquired certain assets of Roker Inc., a United States based provider of fully-integrated parking solutions that simplify permit, violation and enforcement management for organizations and municipalities, for approximately $3.1 million. The Company utilized borrowings under its Senior Credit Facility and cash on hand to fund the acquisition.

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

On November 10, 2022, we acquired certain assets of DIVRT, Inc. ("DIVRT"), a developer of innovative software and technology solutions that enables frictionless parking capabilities, for approximately $17.6 million. In addition, we may be required to pay the former owner of DIVRT a maximum amount of $7.0 million in contingent consideration if certain targets related to the number of our locations using the DIVRT technology are met by October 31, 2025. Based on a probability weighting of potential payouts, we accrued $4.0 million in projected contingent consideration as of the acquisition date. Our estimate of the potential payout increased to $4.3 million as of June 30, 2023, due to the changes in the present value of the estimated payout. We will continue to evaluate the potential payouts in the future and adjust the contingent consideration for any changes in the estimated fair value each reporting period. DIVRT’s operations are included in the Commercial segment.

As discussed in Note 14. Subsequent Events within the notes to the Condensed Consolidated Financial Statements, we recently acquired Roker Inc.

The acquisitions noted above enhance our position as a global provider of frictionless technology solutions that are independent of our legacy parking management and transportation related operations.

Our Business

We develop and integrate technology with operations management and support to deliver mobility solutions that enable the efficient and time-sensitive movement of people, vehicles and personal travel belongings. We are committed to providing solutions that make every moment matter for a world on the go while meeting the objectives of our diverse client base in North America and Europe, which includes aviation, commercial, hospitality and institutional clients.

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

As of June 30, 2023, in our Commercial segment, we operated approximately 87% of our locations under management type contracts and 13% under lease type contracts, while in our Aviation segment, we served 160 airports across North America and Europe.

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

General Business Trends

We believe that sophisticated clients recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, our clients are able to capture additional profit and improve customer experiences by leveraging the unique technology, operational skills and controls that an experienced services and technology solutions provider can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technology solutions and enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 94% and 91% for the twelve-month periods ended June 30, 2023 and 2022, respectively, for our Commercial segment facilities.

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	June 30, 2023	December 31, 2022	June 30, 2022
Leased facilities	414	421	428
Managed facilities	2,842	2,709	2,660
Total Commercial segment facilities	3,256	3,130	3,088

Aviation Segment - Airports Served

The following table reflects the number of airports where at least one of our services was provided as of dates indicated:

	June 30, 2023	December 31, 2022	June 30, 2022
North America	102	100	90
Europe	58	58	—
Total Airports	160	158	90

The increase as of December 31, 2022 included 65 unique airports added as a result of the acquisition of KMP.

Revenue

We recognize services revenue from our contracts and certain fees for using our technology-driven mobility solutions as the related services are provided. Substantially all of our revenue comes from the following sources:

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, e-commerce technology fees, customer convenience fees, gains on sales of contracts and payments for exercising termination rights. As discussed in Note 4. Revenue in the notes to the Condensed Consolidated Financial Statements, revenue from lease type contracts includes a reduction for certain expenses (primarily rent expense) related to service concession arrangements.

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and in some cases e-commerce technology fees, customer convenience fees and monthly subscription fees related to the use of the

Company’s technology solutions and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability, worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we generate operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying facility. In addition, management type contract revenue includes revenue related to our other aviation services. Other aviation services include our baggage delivery services, curbside concierge services, remote airline check-in services and other miscellaneous services provided to our airport and airline clients.

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

Depreciation and Amortization

Depreciation is determined using a straight-line method over estimated useful lives of the various asset classes, or in the case of leasehold improvements, over the term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives, usually acquired through the acquisition of businesses, are amortized over their remaining estimated useful life.

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

The Other segment includes costs related to our operational support teams and costs related to common and shared infrastructure, including finance, accounting, information technology, human resources, procurement, legal and corporate development.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Consolidated results during the three months ended June 30, 2023 and 2022, respectively, included the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2023	June 30, 2022	Amount	%
Services revenue	$442.2	$381.0	$61.2	16.1%
Cost of services (exclusive of depreciation and amortization)	376.3	322.2	54.1	16.8%
General and administrative expenses	31.8	26.7	5.1	19.1%
Depreciation and amortization	8.8	6.5	2.3	35.4%
Operating income	25.3	25.6	(0.3)	(1.2)%
Interest expense	7.3	3.5	3.8	108.6%
Income tax expense	4.8	5.9	(1.1)	(18.6)%
Net income	13.3	16.3	(3.0)	(18.4)%

Services revenue increased by $61.2 million, or 16.1%, attributable to the following:

•
Services revenue for lease type contracts increased $5.7 million, or 8.1%, primarily due to an increase in transient and monthly parking revenue as a result of the continued recovery in travel and fewer restrictions on mobility, as well as new business, partially offset by terminations and lower cost concessions related to service concession arrangements of $2.7 million during the three months ended June 30, 2023 as compared to $2.9 million during the three months ended June 30, 2022.
•
Services revenue for management type contracts increased $19.1 million, or 15.2%, primarily due to an increase in volume related to our baggage delivery businesses and volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility, as well as increased volume related to other aviation services, new business and revenue from acquisitions of $1.1 million, partially offset by terminations.
•
Reimbursed management type contract revenue was $220.9 million and $184.5 million during the three months ended June 30, 2023 and 2022, respectively. The increase in reimbursed management type contract revenue was primarily due to the continued recovery in travel and fewer restrictions on mobility, new business and revenue from acquisitions of $0.5 million, partially offset by terminations.

Cost of services (exclusive of depreciation and amortization) increased by $54.1 million, or 16.8%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $6.4 million, or 11.4%, primarily due to higher operating costs as a result of the continued recovery in travel and fewer restrictions on mobility, new business and lower cost concessions related to rent concessions of $1.2 million during the three months ended June 30, 2023 as compared to $1.5 million during the three months ended June 30, 2022, partially offset by terminations.
•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $11.3 million, or 13.8%, primarily due to higher operating costs as a result of the continued recovery in travel and fewer restrictions on mobility related to our baggage delivery businesses, reverse management contracts and other aviation services, as well as new business and acquisitions, partially offset by terminations.
•
Reimbursed management type contract expense was $220.9 million and $184.5 million during the three months ended June 30, 2023 and 2022, respectively. The increase in reimbursed management type contract cost of services was primarily due to the continued recovery in travel and fewer restrictions on mobility, new business and acquisitions of $0.5 million, partially offset by terminations.

General and administrative expenses increased $5.1 million, or 19.1%, primarily due to higher compensation and non-cash stock-based compensation expenses and our continued investments in business development, technology deployment and other growth initiatives, as well as higher restructuring, integration, acquisition and other costs of $1.3 million during the three months ended June 30, 2023 as compared to $0.3 million during the three months ended June 30, 2022.

Depreciation and amortization expenses increased $2.3 million, or 35.4%, primarily due to the amortization of other intangible assets related to the recent acquisitions and our continued investment in technology and growth initiatives.

Our effective tax rate was 26.5% and 26.6% during the three months ended June 30, 2023 and 2022, respectively.

Net income decreased $3.0 million, or 18.4%, primarily due to higher interest expense as a result of higher variable interest rates and the factors noted above, partially offset by lower income taxes.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the three months ended June 30, 2023 and 2022.

Commercial

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2023	June 30, 2022	Amount	%
Services revenue
Lease type contracts	$72.4	$67.1	$5.3	7.9%
Management type contracts	75.2	65.8	9.4	14.3%
Total services revenue	147.6	132.9	14.7	11.1%
Gross profit
Lease type contracts	13.0	13.6	(0.6)	(4.4)%
Management type contracts	36.2	31.7	4.5	14.2%
Depreciation and amortization	(2.2)	(1.6)	(0.6)	(37.5)%
Total gross profit	47.0	43.7	3.3	7.6%
General and administrative expenses	9.3	7.8	1.5	19.2%
Depreciation and amortization(1)	1.6	1.2	0.4	33.3%
Operating income	$36.1	$34.7	$1.4	4.0%
(1)
Primarily related to amortization of other intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit decreased $0.6 million, or 4.4%, to $13.0 million during the three months ended June 30, 2023, compared to $13.6 million during the three months ended June 30, 2022. Gross profit decreased primarily due to the accrual of a reserve related to a sublease, as well as lower cost concessions related to rent concessions of $1.2 million during the three months ended June 30, 2023 compared to $1.5 million during the three months ended June 30, 2022, partially offset by increases in transient and monthly parking revenue as a result of the continued recovery in travel and fewer restrictions on mobility and new business.

•
Management type contracts. Gross profit increased $4.5 million, or 14.2%, to $36.2 million during the three months ended June 30, 2023, compared to $31.7 million during the three months ended June 30, 2022. Gross profit increased primarily due to an increase in volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by terminations.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.6, or 37.5%, to $2.2 million during the three months ended June 30, 2023, compared to $1.6 million during the three months ended June 30, 2022.

General and administrative expenses increased $1.5 million, or 19.2%, to $9.3 million during the three months ended June 30, 2023, compared to $7.8 million during the three months ended June 30, 2022. The increase was primarily related to higher compensation and non-cash stock-based compensation expenses, as well as our continued investments in growth initiatives and higher restructuring, integration and other costs of $0.8 million during the three months ended June 30, 2023 as compared to $0.6 million during the three months ended June 30, 2022.

Operating income increased $1.4 million, or 4.0%, to $36.1 million during the three months ended June 30, 2023, compared to $34.7 million during the three months ended June 30, 2022, primarily due to the factors noted above, partially offset by $0.4 million of amortization expenses during the three months ended June 30, 2023 related to other intangible assets acquired as a result of the acquisition of DIVRT.

Aviation

	Three Months Ended		Variance
(millions) (unaudited)	June 30, 2023	June 30, 2022	Amount	%
Services revenue
Lease type contracts	$3.9	$3.5	$0.4	11.4%
Management type contracts	69.8	60.1	9.7	16.1%
Total services revenue	73.7	63.6	10.1	15.9%
Gross profit
Lease type contracts	1.0	1.1	(0.1)	(9.1)%
Management type contracts	15.7	12.4	3.3	26.6%
Depreciation and amortization	(1.5)	(1.1)	(0.4)	(36.4)%
Total gross profit	15.2	12.4	2.8	22.6%
General and administrative expenses	4.0	2.9	1.1	37.9%
Depreciation and amortization(1)	1.6	1.0	0.6	60.0%
Operating income	$9.6	$8.5	$1.1	12.9%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit decreased $0.1 million, or 9.1%, to $1.0 million during the three months ended June 30, 2023 compared to $1.1 million during the three months ended June 30, 2022. Gross profit decreased primarily due to lower cost concessions related to service concession arrangements of $0.9 million during the three months ended June 30, 2023 as compared to $1.1 million during the three months ended June 30, 2022 and terminations, partially offset by an increase in transient revenue as a result of the continued recovery in travel and fewer restrictions on mobility.

•
Management type contracts. Gross profit increased $3.3 million, or 26.6%, to $15.7 million during the three months ended June 30, 2023, compared to $12.4 million during the three months ended June 30, 2022. Gross profit increased primarily due to an increase in volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility, increased activity related to other aviation services, acquisitions and new business.

•
Depreciation and amortization. Depreciation and amortization expenses increased by $0.4, or 36.4% to $1.5 million during the three months ended June 30, 2023, compared to $1.1 million during the three months ended June 30, 2022.

General and administrative expenses increased $1.1 million, or 37.9%, to $4.0 million during the three months ended June 30, 2023, compared to $2.9 million during the three months ended June 30, 2022 primarily due to higher restructuring, integration and other costs of $0.4 million during the three months ended June 30, 2023 as compared to a benefit of $0.5 million during the three months ended June 30, 2022, and our continued investments in growth initiatives.

Operating income increased $1.1 million, or 12.9%, to $9.6 million during the three months ended June 30, 2023, compared to $8.5 million during the three months ended June 30, 2022, primarily due to the factors noted above, partially offset by $0.5 million of amortization expenses during the three months ended June 30, 2023 related to other intangibles assets acquired as a result of the acquisition of KMP.

Other

Operating expenses within the Other segment increased $2.8 million, or 15.9%, to $20.4 million during the three months ended June 30, 2023, compared to $17.6 million during the three months ended June 30, 2022, primarily due to higher compensation and non-cash stock-based compensation expenses and our continued investments in business development and technology deployment and other growth initiatives, as well as higher integration, acquisition, restructuring and other costs of $0.5 million during the three months ended June 30, 2023 as compared to $0.2 million during the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Consolidated results during the six months ended June 30, 2023 and 2022 included the following notable items:

	Six Months Ended		Variance
(millions) (unaudited)	June 30, 2023	June 30, 2022	Amount	%
Services revenue	$867.5	$730.8	$136.7	18.7%
Cost of services (exclusive of depreciation and amortization)	743.3	620.6	122.7	19.8%
General and administrative expenses	62.4	51.2	11.2	21.9%
Depreciation and amortization	17.2	13.3	3.9	29.3%
Operating income	44.6	45.7	(1.1)	(2.4)%
Interest expense	14.1	8.3	5.8	69.9%
Income tax expense	8.1	10.1	(2.0)	(19.8)%
Net income	22.6	27.6	(5.0)	(18.1)%

Services revenue increased by $136.7 million, or 18.7%, attributable to the following:

•
Services revenue for lease type contracts increased $11.3 million, or 8.5%, primarily due to an increase in transient and monthly parking revenue as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by terminations and lower cost concessions related to service concession arrangements of $5.6 million during the six months ended June 30, 2023 as compared to $6.1 million during the six months ended June 30, 2022.
•
Services revenue for management type contracts increased $45.4 million, or 18.3%, primarily due to an increase in volume related to our baggage delivery businesses and volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility, as well as increased volume related to other aviation services, new business and revenue from acquisitions of $2.1 million, partially offset by terminations.
•
Reimbursed management type contract revenue was $429.9 million and $349.9 million during the six months ended June 30, 2023 and 2022, respectively. The increase in reimbursed management type contract revenue was primarily due to the continued recovery in travel and fewer restrictions on mobility, new business and revenue from acquisitions of $1.1 million, partially offset by terminations.

Cost of services (exclusive of depreciation and amortization) increased by $122.7 million, or 19.8%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $9.6 million, or 8.9%, primarily due to higher operating costs as a result of the continued recovery in travel and fewer restrictions on mobility, new business and lower cost concessions related to rent concessions of $2.5 million during the six months ended June 30, 2023 as compared to $3.7 million during the six months ended June 30, 2022, partially offset by terminations.
•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $33.1 million, or 20.3%, primarily due to higher operating costs as a result of the continued recovery in travel and fewer restrictions on mobility related to our baggage delivery businesses, reverse management contracts and other aviation related services, as well as new business and acquisitions, partially offset by terminations.
•
Reimbursed management type contract expense was $429.9 million and $349.9 million during the six months ended June 30, 2023 and 2022, respectively. The increase in reimbursed management type contract cost of services was primarily due to the continued recovery in travel and fewer restrictions on mobility, new business and acquisitions of $1.1 million, partially offset by terminations.

General and administrative expenses increased $11.2 million, or 21.9%, primarily due to higher compensation and non-cash stock-based compensation expenses and our continued investments in business development, technology deployment and growth initiatives, as well as higher restructuring, integration, acquisition and other costs of $2.6 million during the six months ended June 30, 2023 as compared to $0.5 million during the six months ended June 30, 2022.

Depreciation and amortization expenses increased $3.9 million, or 29.3%, primarily due to the amortization of other intangible assets related to the recent acquisitions and our continued investment in technology and growth initiatives.

Our effective tax rate was 26.4% and 26.8% during the six months ended June 30, 2023 and 2022, respectively.

Net income decreased $5.0 million, or 18.1%, primarily due to higher interest expense as a result of the increase in variable interest rates and the factors noted above, partially offset by lower income taxes.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the six months ended June 30, 2023 and 2022.

Commercial

	Six months ended		Variance
(millions) (unaudited)	June 30, 2023	June 30, 2022	Amount	%
Services revenue
Lease type contracts	$137.0	$126.3	$10.7	8.5%
Management type contracts	155.0	137.8	17.2	12.5%
Total services revenue	292.0	264.1	27.9	10.6%
Gross profit
Lease type contracts	24.7	22.8	1.9	8.3%
Management type contracts	67.5	60.2	7.3	12.1%
Depreciation and amortization	(4.1)	(3.4)	(0.7)	(20.6)%
Total gross profit	88.1	79.6	8.5	10.7%
General and administrative expenses	17.5	13.9	3.6	25.9%
Depreciation and amortization(1)	3.3	2.4	0.9	37.5%
Operating income	$67.3	$63.3	$4.0	6.3%
(1)
Primarily related to amortization of other intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit increased $1.9 million, or 8.3%, to $24.7 million during the six months ended June 30, 2023, compared to $22.8 million during the six months ended June 30, 2022. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by lower cost concessions related to service concession arrangements and rent concessions of $3.7 million and $2.5 million, respectively, during the six months ended June 30, 2023 compared to $3.8 million and $3.7 million, respectively, during the six months ended June 30, 2022, as well as terminations.

•
Management type contracts. Gross profit increased $7.3 million, or 12.1%, to $67.5 million during the six months ended June 30, 2023, compared to $60.2 million during the six months ended June 30, 2022. Gross profit increased primarily due to an increase in volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by terminations.

•
Depreciation and amortization. Depreciation and amortization expenses increased $0.7 million, or 20.6%, to $4.1 million during the six months ended June 30, 2023, compared to $3.4 million during the six months ended June 30, 2022,

General and administrative expenses increased $3.6 million, or 25.9%, to $17.5 million during the six months ended June 30, 2023, compared to $13.9 million during the six months ended June 30, 2022. The increase was primarily related to higher compensation and non-cash stock-based compensation expenses, as well as our continued investments in growth initiatives and higher restructuring, integration and other costs of $0.8 million during the six months ended June 30, 2023 as compared to $0.7 million during the six months ended June 30, 2022.

Operating income increased $4.0 million, or 6.3%, to $67.3 million during the six months ended June 30, 2023, compared to $63.3 million during the six months ended June 30, 2022, primarily due to the factors noted above, partially offset by $0.8 million of amortization expenses during the six months ended June 30, 2023 related to the other intangible assets acquired as a result of the acquisition of DIVRT.

Aviation

	Six months ended		Variance
(millions) (unaudited)	June 30, 2023	June 30, 2022	Amount	%
Services revenue
Lease type contracts	$7.5	$6.9	$0.6	8.7%
Management type contracts	138.1	109.9	28.2	25.7%
Total services revenue	145.6	116.8	28.8	24.7%
Gross profit
Lease type contracts	2.3	2.5	(0.2)	(8.0)%
Management type contracts	29.7	24.7	5.0	20.2%
Depreciation and amortization	(2.8)	(2.2)	(0.6)	(27.3)%
Total gross profit	29.2	25.0	4.2	16.8%
General and administrative expenses	7.9	5.6	2.3	41.1%
Depreciation and amortization(1)	3.1	2.8	0.3	10.7%
Operating income	$18.2	$16.6	$1.6	9.6%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Lease type contracts. Gross profit decreased $0.2 million, or 8.0%, to $2.3 million during the six months ended June 30, 2023 compared to $2.5 million during the six months ended June 30, 2022. Gross profit decreased primarily due to lower cost concessions related to service concession arrangements of $1.9 million during the six months ended June 30, 2023 as compared to $2.3 million during the six months ended June 30, 2022 and terminations, partially offset by an increase in transient revenue as a result of the continued recovery in travel and fewer restrictions on mobility.

•
Management type contracts. Gross profit increased $5.0 million, or 20.2%, to $29.7 million during the six months ended June 30, 2023, compared to $24.7 million during the six months ended June 30, 2022. Gross profit increased primarily due to new business, as well as an increase in volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility, increased activity related to other aviation services and acquisitions, partially offset by terminations.

•
Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million, or 27.3%, to $2.8 million during the six months ended June 30, 2023, compared to $2.2 million during the six months ended June 30, 2022.

General and administrative expenses increased $2.3 million, or 41.1%, to $7.9 million during the six months ended June 30, 2023, compared to $5.6 million during the six months ended June 30, 2022 primarily due to our continued investments in growth initiatives, as well as higher restructuring, integration and other costs of $0.6 million during the six months ended June 30, 2023 as compared to a benefit of $0.4 million during the six months ended June 30, 2022.

Operating income increased $1.6 million, or 9.6%, to $18.2 million during the six months ended June 30, 2023, compared to $16.6 million during the six months ended June 30, 2022, primarily due to the factors noted above, partially offset by $0.9 million of amortization expenses during the six months ended June 30, 2023 related to other intangibles assets acquired as a result of the acquisition of KMP.

Other

Operating expenses within the Other segment increased $6.7 million, or 19.6%, to $40.9 million during the six months ended June 30, 2023, compared to $34.2 million during the six months ended June 30, 2022, primarily due to higher compensation and non-cash stock-based compensation expenses and our continued investments in business development, technology deployment and growth initiatives, as well as higher integration, acquisition, restructuring and other costs of $1.2 million during the six months ended June 30, 2023 as compared to $0.2 million during six months ended June 30, 2022.

Analysis of Financial Condition

Liquidity and Capital Resources

General

We continually project anticipated cash requirements for our operating, investing and financing needs, as well as cash flows generated from operating activities available to meet those needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll, insurance claims, interest and legal settlements. Our investing and financing spending can include payments for acquired businesses or assets, joint ventures, capital expenditures, distributions to noncontrolling interests, stock repurchases and payments on our outstanding indebtedness.

As of June 30, 2023, we had $24.6 million of cash and cash equivalents and $215.9 million of borrowing availability under our Senior Credit Facility (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements). The full impact of macroeconomic conditions, including higher inflation and rising interest rates, on our business and the businesses of our customers and clients is unknown. We believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

We continue to monitor the impact of the recent regional bank failures. Currently, we do not believe that our banking partners are exposed to any significant credit risk, and continue to believe that we have sufficient assets and liquidity to adequately cover future obligations as they come due.

Outstanding Indebtedness

On June 30, 2023, we had total indebtedness of approximately $365.7 million, an increase of $21.5 million from December 31, 2022. The $365.7 million in total indebtedness as of June 30, 2023 included:

•
$341.8 million under our Senior Credit Facility; and
•
$23.9 million of other debt including finance lease obligations.

As of June 30, 2023, we were in compliance with our debt covenants under the Amended Credit Agreement (as defined in Note 8. Borrowing Arrangements within the Notes to the Condensed Consolidated Financial Statements).

As of June 30, 2023, we had $39.1 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $345.0 million.

The weighted average interest rate on our Senior Credit Facility was 6.5% and 3.3% during the six months ended June 30, 2023 and 2022, respectively. That rate included the letters of credit for both years and interest rate collars during the six months ended June 30, 2023 and 2022. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 7.0% and 3.4% during the six months ended June 30, 2023 and 2022, respectively.

Stock Repurchases

On February 14, 2023, our Board of Directors (our "Board") authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million.

In May 2022, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the three and six months ended June 30, 2023, 285,700 shares were repurchased at an average price of $36.53 per share under this program. As of June 30, 2023, $0.2 million remained available for repurchase under this program.

Stock repurchase activity under the May 2022 stock repurchase program during the six months ended June 30, 2023 and 2022 was as follows:

(millions, except for share and per share data)	June 30, 2023	June 30, 2022
Total number of shares repurchased	285,700	176,500
Average price paid per share	$36.53	$31.51
Total value of common stock repurchased	$10.4	$5.6

No stock repurchases were made during the three months ended June 30, 2023 or the three months ended March 31, 2022.

The remaining authorized repurchase amounts under the May 2022 and February 2023 stock repurchase programs as of June 30, 2023 were as follows:

(millions)	June 30, 2023
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
(millions)	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$21.0	$35.7
Net cash used in investing activities	(13.5)	(10.7)
Net cash provided by (used in) financing activities	4.7	(26.0)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$12.2	$(1.1)

Operating Activities

Net cash provided by operating activities was $21.0 million during the six months ended June 30, 2023 as compared to $35.7 million during the six months ended June 30, 2022. The decrease in net cash provided by operating activities primarily resulted from the receipt of the $20.5 million U.S. Federal income tax refund during the six months ended June 30, 2022 and higher interest payments during the six months ended June 30, 2023 of $13.6 million as compared to $7.8 million during the six months ended June 30, 2022, partially offset by improved working capital.

Investing Activities

Net cash used in investing activities was $13.5 million during the six months ended June 30, 2023, an increase of $2.8 million from $10.7 million during the six months ended June 30, 2022. The increase in net cash used in investing activities primarily resulted from the increase in purchases of property and equipment, primarily related to our investments in internal-use software, of $11.3 million during the six months ended June 30, 2023 as compared to $9.1 million during the six months ended June 30, 2022, as well as the noncontrolling interest buyout of $2.2 million during the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $4.7 million during the six months ended June 30, 2023, an increase of $30.7 million from net cash used in financing activities of $26.0 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we had increased borrowings on the Senior Credit Facility as compared to the six months ended June 30, 2022 due to lower net cash provided by operating activities, partially offset by higher common stock repurchases of $11.1 million under our May 2022 stock repurchase program during the six months ended June 30, 2023 as compared to $4.9 million during the six months ended June 30, 2022.

Cash and Cash Equivalents

We had Cash and cash equivalents of $24.6 million and $12.4 million as of June 30, 2023 and December 31, 2022, respectively. The cash balances reflect our ability to utilize funds deposited into our bank accounts.

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

Based on the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SP Plus Corporation dated May 11, 2023	8-K	3.1	May 16, 2023

3.2	Amendment to Fourth Amended and Restated Bylaws of the Company dated May 11, 2023	8-K	3.2	May 16, 2023

31.1*	Section 302 Certification dated August 3, 2023 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 3, 2023 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 3, 2023 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE* 104**	Inline XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: August 3, 2023	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2023	By:	/s/ GARY T. ROBERTS
Gary T. Roberts
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)