Form 10-K
period 2023-12-31
SP Plus Corp
filed 2024-02-28
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $761.9 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Class	Outstanding at February 26, 2024
Common Stock, $0.001 par value per share	19,798,884 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1. Business

Our Company

SP Plus Corporation, a Delaware corporation, which operates through its subsidiaries (collectively referred to as “SP+”, "we", "us", or "our"), develops and integrates technology with operations management and support to deliver mobility solutions that enable the efficient and time-sensitive movement of people, vehicles and personal travel belongings. We are committed to providing solutions that make every moment matter for a world on the go while meeting the objectives of our diverse client base in North America and Europe, which includes aviation, commercial, hospitality and institutional clients. We typically enter into contractual agreements with property owners or managers as opposed to owning facilities.

On October 4, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among us, Metropolis Technologies, Inc. ("Metropolis") and Schwinger Merger Sub Inc., a direct, wholly owned subsidiary of Metropolis (“Merger Sub”), in an all-cash transaction with a total enterprise value of approximately $1.5 billion. Pursuant to the Merger Agreement, subject to terms and conditions therein, Merger Sub will acquire all of the outstanding shares of our common stock for $54.00 per share, without interest, and merge with SP+, with the SP+ surviving as a wholly owned subsidiary of Metropolis. The Company’s stockholders approved the transaction on February 9, 2024. The transaction is expected to close in 2024, subject to other customary closing conditions, including the receipt of regulatory approvals. Upon completion of the transaction, the Company’s shares will no longer trade on the Nasdaq Global Select Market.

Acquisitions

On July 25, 2023, we acquired certain assets of Roker Inc. ("Roker"), a United States based provider of fully-integrated parking solutions that simplify permit, violation and enforcement management for organizations and municipalities, for approximately $3.1 million. Roker's operations are included in the Commercial segment.

On November 10, 2022, we acquired certain assets of DiVRT, Inc. ("DIVRT"), a developer of innovative software and technology solutions that enables frictionless parking capabilities, for approximately $17.6 million. In addition, we may be required to pay the former owner of DIVRT a maximum amount of $7.0 million in contingent consideration if certain targets related to the number of our locations using the DIVRT technology are met by October 31, 2025. Based on a probability weighting of potential payouts, we accrued $4.0 million in projected contingent consideration as of the acquisition date. During the year ended December 31, 2023, we determined that the first two targets were met as of October 31, 2023, which was the second milestone measurement date. As a result, we paid the former owner $2.8 million during the first quarter of 2024. We will continue to evaluate the potential payouts in the future and adjust the contingent consideration for any changes in the estimated fair value each reporting period. DIVRT's operations are included in the Commercial segment.

On October 11, 2022, we acquired K M P Associates Limited ("KMP"), a United Kingdom based software and technology provider serving aviation and commercial parking clients, primarily through its AeroParker technology, throughout the United States and Europe for approximately $13.8 million, less cash acquired of $0.9 million, and assumed KMP's debt of $0.3 million. Immediately following the acquisition, we repaid all of the debt assumed. KMP's operations are included in the Aviation segment.

Our Operations

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

Our revenue is derived from a broad and diverse group of clients, industry vertical markets and geographies. Our clients include some of North America's largest private and public owners, municipalities and governments, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, healthcare facilities and medical centers, sports and special event complexes, hotels and resorts, airlines and cruise lines. In addition, through our acquisition of KMP, we now service multiple airports and other clients in Europe. No single client accounted for more than 7% of our revenue, net of reimbursed management type contract revenue, during the year ended December 31, 2023. Additionally, we have built a diverse geographic footprint that spans operations in 45 states, the District of Columbia and Puerto Rico, 4 Canadian provinces and multiple countries within Europe. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of clients in a single market.

The acquisitions discussed above enhance our position as a global provider of frictionless Platform-as-a-Service ("PaaS") and Software-as-a-Service ("SaaS") solutions that are not dependent on our legacy parking management and transportation related operations. Our acquisitions of KMP, DIRVT and Roker have been accounted for as business combinations, and the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition dates. The results of each acquisition’s operations are reflected in our Consolidated Financial Statements from the date of acquisition.

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
•
revenue management services.

Industry Overview

Overview

The parking management, ground transportation service and baggage service providers, as well as technology solution providers that serve those industries, are large and fragmented. A substantial number of companies in these industries offer parking management services, ground transportation services, technology solutions and baggage services as non-core operations, and companies in these industries are large national competitors or small and private companies that operate in limited markets and geographies. Additionally, technological advancements are having an impact on both consumer behavior and information technology in these industries. From time to time, smaller operators and technology solution providers find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients and the increasing demands of clients. We expect this trend to continue and will provide larger professional service and/or technology solutions providers with greater opportunities to expand their businesses and potentially acquire smaller operators and/or technology solutions providers. We also expect that new small operators and technology solutions providers will continue to enter the market as they have in the past.

Industry Operating Arrangements

Professional service businesses and technology solution providers within the industry, including our Company, operate primarily under two general types of arrangements, which include:

Management Type Contracts

Under management type contracts, the professional services operator typically receives a fixed and/or variable monthly fee for providing services and may receive an incentive fee based on the achievement of certain performance objectives. Professional service operators also generally charge fees for various ancillary services such as accounting support services, equipment leasing and consulting. Primary responsibilities under a management type contract include hiring, training and staffing personnel, and providing revenue collection, accounting, record-keeping, insurance and marketing services. The client is usually responsible for operating expenses associated with the client's operations, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the operation, although some management type contracts, typically referred to as "reverse" management type contracts, require the professional services operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management type contract, the client usually is responsible for non-routine maintenance and repairs and capital improvements of the operation facility or location, such as structural and significant mechanical repairs. Management type contracts are typically for a term of one to three years (although the contracts may be terminated early and may contain renewal clauses).

Lease Type Contracts

Under lease type contracts, the professional services operator generally pays to the client or property owner a fixed base rent or fee, percentage rent that is tied to the financial performance of the operation, or a combination of both. The professional services operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management type contracts, lease type contracts typically have longer terms, generally three to ten years, often contain a renewal term and provide for a fixed payment to the client regardless of the facility's operating earnings. In addition, many of these lease type contracts may be canceled by the client for various reasons, including development of the real estate for other uses, and on as little as 30 days' notice without cause. Lease type contracts generally require larger capital investment by the professional services operator as compared to management type contracts and therefore tend to have longer contract periods.

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

Our Competitive Strengths

We believe we have the following key competitive strengths:

•
A Leading Market Position with a Unique Value Proposition. We are one of the industry leading providers of technology-driven mobility solutions, parking management, ground transportation services, baggage services and other ancillary services for aviation, commercial, hospitality, institutional, municipal and government, airport, airline and cruise line clients across North America and Europe. Our competitive and key advantages are our Sphere technology, which is a suite of industry-leading technology solutions that drives end-to-end mobility and delivers a frictionless consumer experience across all markets we serve and our AeroParker technology, which is a Software-as-a Solution ("SaaS") ecommerce platform that increases non-aeronautical revenues for multiple major US and European airports through pre-booked parking, revenue management and sales of other products such as access to airport lounges. Our services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage related services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services, and consulting services. We market and offer many of our services under our SP+, Sphere, Bags, AeroParker, MetroParker and KMP Digitata brands, which reflect our ability to provide customized solutions and meet the varied demands of our diverse client base. We can augment our parking services and technology solutions by providing our clients with related services through our SP+ Parking, SP+ Facility Maintenance, SP+ GAMEDAY, SP+ Transportation, SP+ Event Logistics, Sphere, AeroParker, MetroParker, KMP Digitata and Bags brands, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services and technology solutions, as well as leverage our Sphere, AeroParker, MetroParker and KMP Digitata platforms and the Bags service offerings on an international basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their financial operations and customer experience.
•
Our Scale and Diversification. Expanding our client base, industry vertical markets and geographic locations has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead. The ability to use our scale and purchasing power with vendors drives cost savings and benefits for our client base.
o
Client Base. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels and resorts, healthcare facilities and medical centers, airports, airlines and cruise lines. In addition, through our acquisition of KMP, we now service many airports and other clients within Europe.
o
Industry Vertical Markets. We believe our industry vertical market diversification, such as commercial real estate, residential communities, hotels and resorts, airports, airlines, cruise lines, healthcare facilities and medical centers, seaports, municipalities and government facilities, commercial real estate, residential communities, retail operations, large event venues, and colleges and universities, allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of the end-markets we serve and the depths and diversity of services and technology solutions we offer to those end-markets provide us with a broader base of clients that we can target.
o
Geographic Locations. We have a diverse geographic footprint that includes operations or our technology-driven mobility solutions in 45 states, the District of Columbia, Puerto Rico, 4 Canadian provinces and several countries within in Europe.
•
Stable Client Relationships. We have a track record of providing our clients with consistent, value-added and high-quality services, which can enhance their customers' experience. We continue to see a trend in outsourcing to professional service providers; we believe this trend has meaningful benefits to companies like ours, which have a national footprint and scale, extensive industry experience, broad process capabilities and a demonstrated ability to create value for our clients. We expect that our acquisition of KMP will further enhance our company footprint outside of North America.
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

•
Focus on Operational Excellence and Human Capital Management. Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day operations. This focus is reflected in our ability to deliver to our clients professional, high-quality services through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered through the use of our web-based SP+ University learning management system, in addition to facilitated classes. These investments in our people promote customer service and client retention in addition to providing our employees with continued training and career development opportunities.
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

Our Growth Strategy

Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

•
Grow our Business through Technology investments. We believe a significant opportunity exists to expand our business through the use of technology driven mobility solutions. We provide a suite of industry-leading technology solutions through our Sphere and AeroParker technology and will continue to invest further in these products and offerings, as we believe Sphere and AeroParker are key differentiators for us.
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
•
Increase Penetration in Our Current Industry Vertical Markets. We believe that a significant opportunity exists for us to further expand our presence into certain industry vertical markets, such as airports and aviation, colleges and universities, healthcare, municipalities, hospitality and events. In order to effectively target these markets, we have implemented a go-to-market strategy of aligning our business by operating segment, industry vertical markets and branding our domain expertise through our SP+, Sphere, SP+ GAMEDAY, AeroParker, MetroParker, KMP Digitata and Bags designations to highlight the specialized expertise, competencies, services and technology offerings that we provide to meet the needs of each particular industry and customer. Our recognized SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from traditional parking under our operating divisions, SP+ Commercial and SP+ Aviation, with operations supporting airport, airline, cruise line ports, event, venue, healthcare, hospitality, university, residential and retail clients.
•
Expand and Cross-Sell Additional Services to Drive Incremental Revenue. We believe we have significant opportunities to further strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core service operations. Bags is a leading provider of baggage, remote airline check-in, and other related services, primarily to airlines, airports, sea ports, cruise lines, hotels and resorts. Bags combines exceptional customer service with innovative technologies to provide value-add client and customer services. In addition, our AeroParker technology is a SaaS ecommerce platform that increases non-aeronautical revenues for major U.S. and European airports through pre-booked parking, revenue management and other sales products such as access to airport lounges. We believe there are opportunities to further cross-sell the aforementioned services that Bags and the AeroParker technology provides to our existing clients within the aviation, hospitality and commercial markets and to cross-sell parking services and ground transportation services and other ancillary services to our existing Bags and AeroParker clients. Our emphasis on these innovative services will continue to drive value with our clients and allow us to expand our footprint into multiple markets and geographies.
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

We compete for management type contract clients based on a variety of factors, including fees charged for services and technology solutions, providing a comprehensive suite of technology-driven mobility solutions, ability to generate revenues and control expenses for clients, accurate and timely reporting of operational results, providing high quality customer service and experience, and the ability to anticipate and respond to industry and technology related changes. Factors that affect our ability to compete for lease type contract locations include the ability to make financial commitments, long-term financial stability and the ability to generate revenues and control expenses. Factors affecting our ability to compete for employees include wages, benefits and working conditions.

Support Operations

We maintain regional and city offices throughout the United States, Canada, Puerto Rico, the United Kingdom and India. These offices serve as the centralized locations through which we provide the employees to staff our professional services, as well as the on-site and support management staff to oversee those operations. Our administrative staff is primarily based in those same offices and facilitate the efficient, accurate and timely production and delivery of client deliverables, such as monthly reporting and invoicing. Having these all-inclusive operations and administrative teams located in regional and city offices allows us to add new professional services for clients in a seamless and cost-efficient manner.

Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing, general administration, strategy, and product and technology development are primarily based in our Chicago corporate office, as well as the Nashville support office. We also perform product and technology development at our subsidiary in India.

Employees

As of December 31, 2023, we employed approximately 19,900 individuals, including 13,100 full-time and 6,800 part-time employees. Approximately 31% of our employees are covered by collective bargaining agreements and represented by labor unions, which include various local operational employees. Various union locals represent operational employees in the following cities: Akron (OH), Arlington, Baltimore, Birmingham, Boston, Buffalo, Burbank, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Kansas City, Las Vegas, Los Angeles, Manchester (NH), Meadowlands, Miami, New York City, Newark, Oakland, Ontario (Canada), Orlando, Oxon Hill, Philadelphia, Pittsburgh, Portland, Richmond, San Diego, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Washington, D.C. and Windsor Locks.

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

Insurance

We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage, including coverage for general/garage liability, garage keepers legal liability and auto liability. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount for each loss covered by our general/garage liability, automobile liability, workers' compensation and garage keepers legal liability policy. As a result, we are effectively self-insured for all claims up to the deductible / retention amount for each loss. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to our clients on a stand-alone basis. The clients for whom we provide professional services pursuant to management type contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured party), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management type contracts, we charge those clients insurance-related costs.

We provide group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices). We self-insure the cost of the medical claims for these participants up to a stop-loss limit. Pursuant to our management type contracts, we charge those clients insurance-related costs.

Regulation

Our business is subject to numerous federal, foreign, state and local laws and regulations. In some cases, foreign, municipal and state authorities directly regulate or impose extensive governmental restrictions concerning automobile capacity, pricing, structural integrity and certain prohibited practices. Additionally, many cities impose a tax or surcharge on parking services, which generally range from 10% to 50% of revenues collected. We collect and remit sales/parking taxes and file our own tax returns, as well as tax returns on behalf of our clients. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes, or filing our own tax returns or filing tax returns on behalf of our clients.

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

In addition, we are subject to laws generally applicable to businesses, including, but not limited to federal, foreign, state and local regulations relating to wage and hour matters, including minimum wage per hour laws and regulations imposed, employee classification, mandatory healthcare benefits, unlawful workplace discrimination, human rights laws and whistle blowing. Several cities in which we have operations either have adopted or are considering the adoption of so-called "living wage" ordinances, which could adversely impact our profitability by requiring companies that contract with local governmental authorities and other employers to increase wages to levels substantially above the federal minimum wage. In addition, we are subject to the provisions of the Occupational Safety and Health Act of 1970, as amended ("OSHA"), and related regulations. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.

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

Various other governmental regulations affect our operation of properties or facilities, both directly and indirectly, including the Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating contracts with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property or facility. There can be no assurance, however, that the property owner has assumed such liability for any given property or that we would not be held liable despite assumption of responsibility for such liability by the property owner. We believe that the parking facilities we operate are in substantial compliance with ADA requirements.

We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. These laws and industry standards impose substantial financial penalties for non-compliance.

Intellectual Property

SP Plus®, SP+® and the SP+ logo, SP+ GAMEDAY®, Sphere TM, Sphere Technology by SP+TM, Parking.comTM and the Parking.com logoTM, AeroParker®, MetroParkerTM, KMP DigitataTM, Standard Parking® and the Standard Parking logo, Central Parking System®, Central Parking Corporation®, USA Parking®, the Bags logo, and Making Every Moment Matter for a World on the GoTM, are some of the important trademarks and service marks utilized in our business. Where appropriate, we have also sought protection for the names and logos of our material subsidiaries and divisions with the United States Patent and Trademark Office or the equivalent state or foreign registry. We invented the Multi-Level Vehicle Parking Facility Musical Theme Floor Reminder System. We have also registered the copyright in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URLs parking.com, spplus.com, and maketraveleasier.com. We deem our registered service marks to be important, but not critical, to our business and marketing efforts.

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

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks related to our business and industry

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial condition and results of operations.

The Merger is subject to the satisfaction of a number of conditions beyond our control. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, including anti-trust clearance under the Hart-Scott-Rodino Act, the completion of the Merger may be delayed or prevented. If the Merger does not close, we may experience other consequences that could adversely affect our business, financial condition, operating results and stock price. Our stockholders could be exposed to additional risks, including, but not limited to the following:

•
to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•
investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted;
•
we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•
we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•
any disruptions to our business resulting from the pending Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, could potentially continue or intensify in the event the Merger is not consummated or is significantly delayed.

In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions whether or not consummated, may result in a diversion of management's attention from day-to-day operations. Any significant diversion of management's attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

We are subject to intense competition that could constrain our ability to gain business and adversely impact our profitability.

Competition is intense in the parking facility management, valet, ground transportation service, event management, technology-driven mobility solutions and baggage delivery businesses including other ancillary services that we offer. Providers of similar services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as a leader in the industries in which we operate, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or elect to self-manage the services we provide.

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

While we devote considerable effort and resources to analyzing and responding to consumer preferences and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors, including the use of mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces, cannot be predicted with certainty and could change current customers' parking preferences, which may have an impact on the price customers are willing to pay for our services. In addition, demand for ride share services, such as Uber and Lyft, and car sharing services, like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. Additionally, urban congestion and congestion pricing due to state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems or the aforementioned ride sharing services, may negatively impact parking demand and pricing that a customer would be willing to pay for our services. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by livery service companies, car sharing companies and changing technologies, we could experience a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and our business.

Our business success depends on our ability to preserve client relationships.

We primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice. As we generally incur initial costs on new contracts, our business associated with long-term client relationships is generally more profitable than short-term client relationships. Managing our existing client relationships, including those client relationships acquired as part of a business acquisition, is an important factor in contributing to our business success. If we lose a significant number of existing clients, or fail to win new clients, our profitability could be negatively impacted, even if we gain equivalent revenues from new clients or through client relationships obtained through acquisitions.

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

Recent consolidation within the insurance industry could impact our ability to obtain or renew policies at competitive rates. Should we be unable to obtain or renew our excess, umbrella or other commercial insurance policies at competitive rates, it could have a material adverse impact on our business, as would the occurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims.

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

The determination of required insurance reserves is dependent upon significant actuarial judgments. We use the results of actuarial studies to estimate insurance rates and reserves for future periods and adjust reserves as appropriate for the current year and prior years. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the performance of our ongoing business. Actual experience related to our insurance reserves can cause us to change our estimates for reserves, and any such changes may materially impact our results of operations, causing volatility in our operating results. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims materially increases.

Further, to the extent that we self-insure our losses, deterioration in our loss control and/or our continuing claim management efforts could increase the overall costs of claims within our retained limits. A material change in our insurance costs due to changes in the frequency of claims, the severity of claims, the costs of excess/umbrella premiums, regulatory changes or consolidation within the insurance industry could have a material adverse effect on our financial position, results of operations or cash flows.

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

We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our third-party insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. We are responsible for claims in excess of our insurance policies' limits, and, while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages, including, in particular, due to unforeseen events, such as natural disasters, severe weather conditions, pandemic outbreaks and acts of terrorism and other geopolitical events. In addition, we may sustain material losses resulting from an event or occurrence where our insurance coverage is believed to be sufficient, but such coverage is either inadequate or we cannot access the coverage. Furthermore, our business interruption insurance, may not provide sufficient coverage, if any, for losses we incur in connection with these events, in addition to other specified exclusions. These scenarios may result in a material adverse impact on our results of operations.

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

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, cyber-terrorism and security breaches to our technology, or our third-party providers and clients, or the compromise of our data, present risks that could materially harm our business.

We are increasingly dependent on automated information technology systems to manage and support a variety of business processes and activities. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could in the future cause loss or misuse of data, system failures, disruption of operations, unauthorized malware, computer or system viruses, or the compromise of data, such as theft of intellectual property or inappropriate disclosure of confidential, proprietary or personal information. Such disruptions could have a material impact on our business, however, disruptions that have occurred have not been material or negatively impacted on our business.

Furthermore, the controls and procedures that we have in place may not be sufficient to protect us from security breaches. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments can result in a compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until they have been deployed against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

Additionally, our systems are subject to damage or interruption from system conversions, power outages, computer or telecommunications failures, computer viruses and malicious attack, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair and/or replacement costs, experience data loss or theft and impediments to our ability to manage customer transactions, which could materially adversely affect our business and our results of operations. The occurrence of acts of cyber terrorism, such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. Any disruptions to our information technology systems, breaches or compromise of data and/or misappropriation of information could result in lost sales, negative publicity, litigation, violation of privacy laws, business interruptions or damage to our reputation that, in turn, could materially negatively impact our financial condition and results of operations. Our insurance coverage may be insufficient to cover all losses potentially incurred and would not remedy any damage to our reputation.

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

Our contracts expose us to certain risks.

The loss or renewal on less favorable terms of a substantial number of contracts could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the operating income associated with the integrated services we provide under our contracts could have a material adverse effect on our business, financial condition and results of operations. Our management type contracts are typically for a term of one to three years, although the contracts may be terminated, without cause, on 30-days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.

We are particularly exposed to increases in costs for locations that we operate under lease type contracts because we are generally responsible for all the operating expenses of our leased locations. Typically, during the first and fourth quarters of each year, seasonality generally impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our aviation and hotel businesses, as well as increases in certain costs of parking services, such as snow removal, all of which can negatively affect operating income.

Deterioration in economic conditions in general could reduce the demand for our services and, as a result, reduce our earnings and adversely affect our financial condition.

Adverse changes in global, national and local economic conditions could have a negative impact on our business. Adverse economic conditions, including inflation and rising interest rates, may result in our client's customers reducing their discretionary spending, which includes travel and leisure spending. Because a portion of our revenue is tied to the volume of airline passengers, hotel guests, retail shoppers and sporting event attendees, our business could be adversely impacted by the curtailment of business travel, personal travel or discretionary spending caused by unfavorable changes in economic conditions and/or consumer confidence. Adverse changes in local, regional, national and international economic conditions could depress prices for our services or cause clients to cancel agreements for the services we provide to our clients and their customers.

In addition, the majority of our business tends to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban areas or who use services in the travel, leisure and hospitality industry. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors could result in the elimination of jobs and high unemployment in the large urban areas where our business is concentrated. In addition, increased unemployment levels, increased office vacancies in urban areas, movement toward home office or “work from home” alternatives or lower consumer spending could reduce demand for our services.

Global or large-scale pandemics could have a negative effect on the global economy and the financial markets, which has had and could in the future have an adverse effect on our business, financial condition and results of operations.

If a pandemic or similar occurrence, or general economic weakness causes deterioration for the travel, leisure and hospitality industry or the other industries to which we provide services, we may not be able to expand the geographies in which we provide our services or acquire businesses that may enable us to expand or otherwise execute our strategic growth plan. Such events have caused, and could in the future cause us to incur additional expenses in light of the public health implications, including additional or accelerated investments in technology solutions which may be mandated by local, state, federal, foreign or other governmental authorities or by recommendations from the Centers for Disease Control and Prevention.

Labor disputes could lead to loss of revenues or expense variations.

When one or more of our major collective bargaining agreements becomes subject to renegotiation or we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. We may not be able to renew existing labor union contracts on acceptable terms, particularly during times of economic distress, and, in such cases, we may not be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt our ability to provide services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Negotiating a first-time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2023, approximately 31% of our employees were represented by labor unions and approximately 13% of our collective bargaining contracts are up for renewal in 2024, representing approximately 22% of our employees. In addition, at any given time, we may face a number of union organizing drives. In a market where we are unionized but our competitors are not unionized, we may lose clients as a result. Moreover, negotiating first-time collective bargaining agreements or renewing existing agreements, could result in substantial increases in labor and benefit costs that we may not be able to pass through to clients.

In addition, we make contributions to multi-employer benefit plans on behalf of certain employees covered by collective bargaining agreements, and we could be responsible for paying unfunded liabilities incurred by such benefit plans, which could be material. If we become responsible for any such liability or liabilities, we could experience a material adverse impact on our results of operations and financial condition.

Catastrophic events could disrupt our business and services.

Catastrophic events, including natural disasters, severe weather conditions, pandemic outbreaks and acts of terrorism or other geopolitical events, have in the past, and may again in the future, cause economic dislocations throughout the geographies we operate in, lead to reduced levels of travel and result in an increase in certain costs of providing parking and remote bag check-in and handling services, any of which could negatively affect the use of our services and our operating income. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including the imposition of minimum distances between parking facilities and terminals, resulting in the elimination of parking facilities we manage. We derive a significant percentage of our operating income from parking facilities and parking related services in and around airports. The FAA generally prohibits parking within 300 feet of airport terminals during periods of heightened security. Although the prohibition is not currently in effect, it may be reinstated in the future. The existing regulations governing parking within 300 feet of airport terminals during a period of heightened security or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow from both our leased facilities and those facilities and contracts we operate under management type contracts.

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

There are risks associated with operations outside the United States

We have operations outside the United States. As such, we are subject to risks inherent in conducting our business outside the United States. The economic environment in which we operate may become volatile and we could be impacted by changes in foreign exchange rates, tax or other regulatory changes in the countries in which we have operations. In addition, we may have difficulties managing our international operations across different geographic areas and cultures, including assuring compliance with the U.S. Foreign Corrupt Practices Act and other U.S. and foreign anti-corruption laws. Any of these issues could have a material adverse impact on our business, financial condition and results of operations.

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

Additionally, property owners and developers may elect to redevelop existing locations for alternative uses other than parking or significantly reduce the number of existing spaces used for parking at those facilities. Reductions in the number of parking spaces or potential loss of contracts due to redevelopment by property owners may reduce our operating income and cash flow for both our lease type contracts and those facilities or contracts we operate under management type contracts.

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
•
requirements or obligations to commit and provide additional capital, equity or credit support as required by the joint venture agreements;
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

In the normal course of business, we are from time to time involved in various legal proceedings, including class action litigation. The outcome of these and any other legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the legal proceedings could cause us to incur substantial liabilities that may have a material adverse effect on our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Because our business employs a significant number of employees, we incur risks that these individuals will make claims against us for violating various employment-related federal, foreign, state and local laws. Some or all of these claims may lead to litigation, including class action litigation, and there may be negative publicity with respect to any alleged claims. Additionally, we are subject to legal and regulatory risks in the states and foreign countries where we have employees, including, for example, if there are new or unanticipated judicial interpretations of existing laws and those interpretations are applied to employers on a retroactive basis.

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

In addition, we are subject to laws generally applicable to businesses, including, but not limited, to federal, foreign, state and local regulations relating to data privacy, wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.

We collect and remit sales/parking taxes and file our own tax returns and tax returns on behalf of our clients. We are affected, and may in the future be affected, by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing our tax returns and tax returns on behalf of our clients.

We cannot predict changes in laws and regulations made by federal, foreign, state or local governments. Any such changes may pose additional regulatory burden and costs on our business or otherwise adversely affect our results of operations.

Rising healthcare costs may adversely affect our business and results of operations.

We provide healthcare and other benefits to employees. In certain circumstances, we charge our clients insurance-related costs. Costs for health care have generally increased more rapidly than general inflation in the U.S. economy. If this trend in health care continues and we are unable to raise the rates we charge our clients to cover expenses incurred due to the Patient Protection and Affordable Care Act or other healthcare initiatives, our operating income could be negatively impacted.

Changes in tax laws or rulings could materially affect our financial position, results of operations, and cash flows.

We are subject to income and other tax laws in the United States (federal, state and local) and other foreign jurisdictions, which include Canada, Puerto Rico, the United Kingdom and India. Changes in tax laws, regulations, tax rulings, administrative practices or changes in interpretations of existing laws, could materially affect our business. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, with or without notice, and our effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation, including in the United States (federal, state and local) and the other foreign jurisdictions in which we operate. Our income tax expense, deferred tax assets and liabilities and our effective tax rates could be affected by numerous factors, including the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, entry into new businesses or geographies, changes to our existing business and operations, acquisitions and investments and how they are financed and changes in the relevant tax, accounting and other tax law regulations, administrative practices, principles and interpretations. Additionally, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law, as discussed above, could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.

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

We are exposed to interest rate risks primarily as a result of our borrowings and investing activities, which include long-term borrowings used to maintain liquidity and fund our business and capital requirements. The nature and amount of our debt may vary from time to time as a result of business requirements, market conditions, and other factors.

On April 21, 2022, we entered into a fifth amendment (the “Fifth Amendment”) to our Amended Credit Agreement (as defined in Note 11. Borrowing Arrangements), pursuant to which the Lenders have made available to us a senior secured credit facility (the “Senior Credit Facility”). The Senior Credit Facility bears interest at a forward-looking SOFR term interest rate administered by Chicago Mercantile Exchange (“Term SOFR”). Our interest expense could increase due to changes in the Term SOFR rate and our available cash flow for general corporate requirements may be adversely affected. In addition, there remains uncertainty as to the longer-term impact of the adoption of Term SOFR and other alternative reference rates, which could affect our overall financial condition or results of operations.

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

Our Amended Credit Agreement provides for a Senior Credit Facility that includes a $400.0 million revolving credit facility and a $200.0 million term loan that is scheduled to mature in April 2027. The Senior Credit Facility is secured by a lien on all of our assets. In connection with our Amended Credit Agreement, the negative and financial covenants in the Credit Agreement were amended and some additional covenants were added, as described in Note 11. Borrowing Arrangements. Failure to comply with covenants or to meet payment obligations under our Senior Credit Facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

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

Future revenue and our ability to collect accounts receivable depend in part on the financial strength of our clients. We estimate an allowance for doubtful accounts, which adversely impacts profitability. In the event that any of our clients experience financial difficulty, become unable to obtain financing or seek bankruptcy protection, our profitability could be impacted by our inability to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenue could be reduced by the loss of any such clients or by the cancellation of contracts by clients in bankruptcy.

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

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting, and may continue to result, in certain natural disasters and adverse weather, such as droughts, wildfires, storms, sea-levels rising and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact employees’ abilities to commute to work or to work from home effectively. Government failure to address climate change could result in greater exposure to economic and other risks from climate change and impact our ability to achieve climate goals.

Actions of activist investors could disrupt our business.

Public companies have been the target of activist investors, including, in particular, during times of economic and market turmoil. In the event that a third-party, such as an activist investor, proposes to change our governance policies, Board of Directors (the "Board") or other aspects of our business, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our long-term growth plan and may require our management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain an information security and cybersecurity program as part of our overall risk management program. Our information security and cybersecurity program is managed by a dedicated Chief Information Security Officer (“CISO”), who reports to our Chief Financial Officer ("CFO"). Our CISO has extensive expertise and eighteen years of experience in information security. In addition, the CISO’s team is responsible for leading the enterprise-wide information security and cybersecurity strategy, policy, standards, architecture and processes. Our information security and cybersecurity program identifies and prioritizes risks to appropriately analyze and manage our potential cyber-related threats. The CISO provides periodic, or as needed, reports regarding risks from cybersecurity threats to the Audit Committee (the “AC”) of the Board, as well as the Security Executive Committee, which includes our Chairman and Chief Executive Officer ("CEO"), CFO and other executive leadership. These reports include updates on our cybersecurity risks, the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. The CISO is responsible for leading the day-to-day assessment, identification and management of cybersecurity risks, while the Board, as a whole and through the AC, has responsibility for the oversight of risk management, including cybersecurity risk. The Board, in its risk oversight role, is responsible for determining that the risk management framework and supporting processes as implemented by management are adequate and functioning as designed. The Board is actively involved in the oversight of key risks inherent in our business and routinely reviews our strategic plan and the related key risks, including the output of our enterprise risk management process, which includes risks related to cybersecurity.

In addition to the CISO’s and Security Executive Committee's review, cybersecurity risks are regularly assessed by two other internal information security sub-committees, as well as a third-party security consultant. The results of those reviews are reported to our Security Executive Committee, the AC and the Board. The third-party security consultant discussed above has extensive industry expertise in security and risk management. In addition, as part of our cybersecurity program, we evaluate all of our third-party vendors for any material cybersecurity risks and only contract with third-party vendors that have the controls that we believe are appropriate to have in place to protect against cybersecurity risks and threats. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See Part I, Item 1A. Risk Factors of this Form 10-K under the heading “Risk Factors” for further discussion.

Item 2. Properties

Our principal support office is located at 200 East Randolph Street, Suite 7700, Chicago, Illinois 60601.

Principal Properties as of December 31, 2023

Location	Character of Office	Approximate Square Feet	Lease Expiration Date	Segment
Chicago, Illinois (1)	Chicago Support Office	35,000	September 2025	Other
Nashville, Tennessee	Nashville Support Office	25,000	June 2025	Other
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

We accrue a charge when we determine that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Stock Market LLC under the symbol "SP".

Holders

As of February 13, 2024, we estimate that there were approximately 9,700 registered holders of our common stock.

Issuer Purchases of Equity Securities

On February 14, 2023, our Board approved a new stock repurchase plan authorizing us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate.

As of December 31, 2023, $60.2 million remained available for repurchase under our May 2022 and February 2023 stock repurchase programs. Repurchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with the Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at the time and prices considered to be appropriate at our discretion. The stock repurchase program does not obligate us to repurchase any particular amount of common stock and has no fixed termination date, and may be suspended at any time at our discretion.

As a condition of the Merger Agreement, beginning on October 4, 2023, we were restricted from repurchasing our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with our initial public offering in 2004. On March 26, 2021, our Board approved an amendment and restatement of the Plan that increased the number of shares of common stock available under the Plan from 3,775,000 to 4,775,000. Our stockholders approved the Plan amendment and restatement on May 12, 2021. Under the Plan, we have granted stock options, stock grants and issued restricted stock units (“RSU’s”) and performance stock units (“PSU’s”) awards to certain employees. Forfeited and expired options under the Plan generally become available for reissuance. Additional information regarding the Plan appears in Note 1. Significant Accounting Policies and Practices and Note 6. Stock-Based Compensation to our Consolidated Financial Statements.

The status of the Plan as of December 31, 2023 was as follows:

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future
	Securities to be	Average	Issuance
	Issued Upon	Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights (Column A)	Rights (Column B)	Column A)
Equity compensation plans approved by securities holders (a)	610,955	—	832,273
Equity compensation plans not approved by securities holders	—	—	—
Total	610,955	—	832,273
a)
Securities to be issued comprise of 290,787 RSU’s and 320,206 PSU’s. The weighted average exercise price does not take these awards into account. There were no stock options or grants outstanding as of December 31, 2023.

Stock Performance Graph

	Years Ended December 31,
Company / Index	2018	2019	2020	2021	2022	2023
SP Plus Corporation	$100.00	$143.64	$97.60	$95.53	$117.54	$173.49
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P SmallCap 600 Commercial & Professional Services	$100.00	$128.41	$121.80	$144.16	$124.98	$142.05

The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2018 to December 31, 2023. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's (“S&P”) 500 Index and the S&P SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2018, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance, and SP Plus Corporation’s (“we”, "us" or "our") actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this Form 10-K. Each of the terms "We" and "Our" as used herein refers collectively to SP Plus Corporation and its wholly-owned subsidiaries, unless otherwise stated. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

A discussion regarding our financial condition and results of operations for the year-ended December 31, 2022 compared to the year-ended December 31, 2021 can be found in Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 24, 2023.

Recent Developments

On October 4, 2023, we entered into the Merger Agreement by and among us, Metropolis and the Merger Sub. See Note 1. Significant Accounting Policies and Practices within the Notes to the Consolidated Financial Statements for further discussion.

General Overview

As of December 31, 2023, in our Commercial segment, we operated approximately 88% of our locations under management type contracts and 12% under lease type contracts, while in our Aviation segment, we served 159 airports across North America and Europe.

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

We believe that sophisticated clients recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, our clients are able to capture additional profit and improve customer experiences by leveraging the unique technology, operational skills and controls that an experienced services and technology solutions provider can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technology solutions and enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 94% and 93% for the years ended December 31, 2023 and 2022, respectively, for our Commercial segment facilities.

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	December 31,
	2023	2022
Managed facilities	2,979	2,709
Leased facilities	405	421
Total Commercial segment facilities	3,384	3,130

The increase as of December 31, 2023 included 22 unique facilities added as a result of the acquisition of Roker.

Aviation Segment - Airports Served

The following table reflects the number of airports where at least one of our services is provided as of the dates indicated:

	December 31,
	2023	2022
North America	101	100
Europe	58	58
Total Airports	159	158

Revenue

We recognize services revenue from our contracts and certain fees for using our technology-driven mobility solutions as the related services are provided. Substantially all of our revenue comes from the following two sources:

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and in some cases e-commerce technology fees, customer convenience fees and monthly subscription fees related to the use of our technology solutions and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services. We believe we generally can purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability, worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we generate operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections, as those revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying facility. In addition, management type contract revenue includes revenue related to our other aviation services. Other aviation services include our baggage delivery, curbside concierge, remote airline check-in and other miscellaneous services provided to our airport and airline clients.

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), e-commerce technology fees and customer convenience fees. As discussed in Note 4. Revenue within the Notes to the Consolidated Financial Statements, revenue from lease type contracts includes a reduction for certain expenses (primarily rent expense) related to service concession arrangements.

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

Gross Profit

Gross profit equals our revenue less the cost of generating such revenue (“cost of services”), lease impairment and depreciation and amortization expenses related to cost of services activities.

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

Operating Income

Operating income represents revenue less cost of services, general and administrative expense and depreciation and amortization. This is the key metric our Chief Operating Decision Maker (“CODM”) uses for making decisions, assessing performance and allocating resources to our Operating Segments, Commercial and Aviation.

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is our CEO. The CODM uses this separate discrete financial information by segment to allocate resources and assess performance, primarily based on operating income.

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

Analysis of Results of Operations

New business relates to contracts that started during the current period. Contract terminations relate to contracts that have expired or terminated early during the current period but where we were operating the business in the prior year.

Acquisition-related, restructuring and other costs include expenses related to the proposed merger with Metropolis, compensation expenses related to organizational changes, acquisition-related expenses, including integration expenses related to our recent acquisitions, and severance and other costs primarily related to workforce reductions.

2023 Compared to 2022

Consolidated results during the years ended December 31, 2023 and 2022, respectively, included the following notable items:

	December 31,		Variance
(millions)	2023	2022	Amount	%
Services revenue	$1,782.3	$1,553.5	$228.8	14.7%
Cost of services (exclusive of depreciation and amortization)(1)	1,528.3	1,331.8	196.5	14.8%
General and administrative expenses	140.4	109.1	31.3	28.7%
Depreciation and amortization	36.1	29.7	6.4	21.5%
Operating income	77.5	82.9	(5.4)	(6.5)%
Interest expense	29.1	17.7	11.4	64.4%
Income tax expense	14.0	17.5	(3.5)	(20.0)%
Net income attributable to SP Plus Corporation	31.1	45.2	(14.1)	(31.2)%
(1)
Included lease impairment of $3.7 million during the year ended December 31, 2022.

Services revenue increased by $228.8 million, or 14.7%, attributable to the following:

•
Services revenue for management type contracts increased $71.3 million, or 13.7%, primarily due to an increase in activity associated with volume related to our baggage delivery businesses and other volume-based management type contracts as a result of continued recovery in travel and fewer restrictions on mobility, as well as increased volume related to other aviation services, new business and revenue from acquisitions of $4.5 million, partially offset by terminations.

•
Services revenue for lease type contracts increased $17.5 million, or 6.3%, primarily due to an increase in transient and monthly parking revenue as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by terminations and lower cost concessions related to service concession arrangements of $11.1 million during the year ended December 31, 2023 as compared to $12.0 million during the year ended December 31, 2022.

•
Reimbursed management type contract revenue was $899.1 million and $759.1 million during the years ended December 31, 2023 and 2022, respectively. The $140.0 million increase in reimbursed management type contract revenue was primarily due to the continued recovery in travel and fewer restrictions on mobility, new business and revenue from acquisitions of $2.0 million, partially offset by terminations.

Cost of services (exclusive of depreciation and amortization) increased by $196.5 million, or 14.8%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $45.4 million, or 13.2%, primarily due to higher operating costs as a result of the continued recovery in travel and fewer restrictions on mobility related to our baggage delivery businesses, reverse management contracts and other aviation related services, as well as new business and acquisitions, partially offset by terminations.

•
Cost of services (exclusive of depreciation and amortization) for lease type contracts increased $14.8 million, or 6.6%, primarily due to higher operating costs as a result of the continued recovery in travel and fewer restrictions on mobility, new business and lower cost concessions related to rent concessions of $4.1 million during the year ended December 31, 2023 as compared to $6.2 million during the year ended December 31, 2022, partially offset by terminations.

•
We recognized $3.7 million of impairment charges related to operating lease ROU assets during the year ended December 31, 2022.

•
Reimbursed management type contract expense was $899.1 million and $759.1 million during the years ended December 31, 2023 and 2022, respectively. The $140.0 million increase in reimbursed management type contract cost of services was primarily due to the continued recovery in travel and fewer restrictions on mobility, new business and acquisitions of $2.0 million, partially offset by terminations.

General and administrative expenses increased $31.3 million, or 28.7%, primarily due to higher compensation and non-cash stock-based compensation expenses and higher acquisition-related, restructuring and other costs of $18.3 million during the year ended December 31, 2023 as compared to $3.7 million during the year ended December 31, 2022, as well as our continued investment in business development, technology deployment and growth initiatives.

Depreciation and amortization expenses increased $6.4 million, or 21.5%, primarily due to the amortization of other intangible assets related to the recent acquisitions and our continued investment in technology and growth initiatives.

Our effective tax rate was 28.7% and 26.7% during the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to certain non-deductible expenses as a result of the proposed merger with Metropolis.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the years ended December 31, 2023 and 2022.

Commercial

	Commercial		Variance
(millions)	2023	2022	Amount	%
Services revenue
Management type contracts	$307.7	$276.8	$30.9	11.2%
Lease type contracts	277.8	261.7	16.1	6.2%
Total services revenue	585.5	538.5	47.0	8.7%
Gross profit
Management type contracts	138.9	123.4	15.5	12.6%
Lease type contracts	47.8	44.7	3.1	6.9%
Lease impairment	—	(3.7)	3.7	100.0%
Depreciation and amortization	(8.3)	(7.9)	(0.4)	(5.1)%
Total gross profit	178.4	156.5	21.9	14.0%
General and administrative expenses	36.6	29.3	7.3	24.9%
Depreciation and amortization(1)	6.8	5.2	1.6	30.8%
Operating income	$135.0	$122.0	$13.0	10.7%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Management type contracts. Gross profit increased $15.5 million, or 12.6%, to $138.9 million during the year ended December 31, 2023, compared to $123.4 million during the year ended December 31, 2022. Gross profit increased primarily due to an increase in activity associated with volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by terminations.
•
Lease type contracts. Gross profit increased $3.1 million, or 6.9%, to $47.8 million during the year ended December 31, 2023, compared to $44.7 million during the year ended December 31, 2022. Gross profit increased primarily due to increases in transient and monthly parking revenue as a result of the continued recovery in travel and fewer restrictions on mobility and new business, partially offset by lower cost concessions related to rent concessions and service concession arrangements of $4.1 million and $7.4 million, respectively, during the year ended December 31, 2023 as compared to $6.2 million and $7.5 million, respectively, during the year ended December 31, 2022, as well as terminations.
•
Lease impairment. We recognized $3.7 million of impairment charges related to operating lease ROU assets during the year ended December 31, 2022.
•
Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million, or 5.1%, to $8.3 million during the year ended December 31, 2023, compared to $7.9 million during the year ended December 31, 2022.

General and administrative expenses increased $7.3 million, or 24.9%, to $36.6 million during the year ended December 31, 2023, compared to $29.3 million during the year ended December 31, 2022. The increase was primarily related to higher compensation and non-cash stock-based compensation expenses, as well as higher restructuring and other costs of $3.7 million during the year ended December 31, 2023 as compared to $0.8 million during the year ended December 31, 2022 and our continued investments in growth initiatives.

Operating Income increased $13.0 million, or 10.7%, to $135.0 million during the year ended December 31, 2023, compared to $122.0 million during the year ended December 31, 2022, primarily due to the factors noted above, partially offset by increased amortization expenses related to the other intangible assets acquired as a result of the acquisitions of DIVRT and Roker.

Aviation

	Aviation		Variance
(millions)	2023	2022	Amount	%
Services revenue
Management type contracts	$282.3	$241.9	$40.4	16.7%
Lease type contracts	15.4	14.0	1.4	10.0%
Total services revenue	297.7	255.9	41.8	16.3%
Gross profit
Management type contracts	62.5	52.1	10.4	20.0%
Lease type contracts	4.8	5.2	(0.4)	(7.7)%
Depreciation and amortization	(6.1)	(5.8)	(0.3)	(5.2)%
Total gross profit	61.2	51.5	9.7	18.8%
General and administrative expenses	17.2	12.6	4.6	36.5%
Depreciation and amortization(1)	6.1	5.4	0.7	13.0%
Operating income	$37.9	$33.5	$4.4	13.1%
(1)
Primarily related to amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Management type contracts. Gross profit increased $10.4 million, or 20.0%, to $62.5 million during the year ended December 31, 2023, compared to $52.1 million during the year ended December 31, 2022. Gross profit increased primarily due to an increase in activity associated with volume-based management type contracts as a result of the continued recovery in travel and fewer restrictions on mobility, increased activity related to other aviation services, as well as new business and acquisitions, partially offset by terminations.

•
Lease type contracts. Gross profit decreased $0.4 million, or 7.7%, to $4.8 million during the year ended December 31, 2023, compared to $5.2 million during the year ended December 31, 2022. Gross profit decreased primarily due to lower cost concessions related to service concession arrangements of $3.7 during the year ended December 31, 2023 as compared to $4.5 million during the year ended December 31, 2022 and terminations, partially offset by an increase in transient revenue as a result of the continued recovery in travel and fewer restrictions on mobility.
•
Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 5.2%, to $6.1 million during the year ended December 31, 2023, compared to $5.8 million during the year ended December 31, 2022.

General and administrative expenses increased $4.6 million, or 36.5%, to $17.2 million during the year ended December 31, 2023, compared to $12.6 million during the year ended December 31, 2022 primarily due to our continued investments in growth initiatives, as well as higher restructuring and other costs of $2.0 million during the year ended December 31, 2023 as compared to a benefit of $0.4 million during the year ended December 31, 2022.

Operating Income increased $4.4 million, or 13.1%, to $37.9 million during the year ended December 31, 2023, compared to $33.5 million during the year ended December 31, 2022, primarily related to the factors noted above, partially offset by increased amortization expenses related to the other intangible assets acquired as a result of the acquisition of KMP.

Other

Operating expenses within the Other segment increased $22.8 million, or 31.4%, to $95.4 million during the year ended December 31, 2023, compared to $72.6 million during the year ended December 31, 2022, primarily due to higher acquisition-related, restructuring and other costs of $12.6 million during the year ended December 31, 2023 as compared to $3.3 million during the year ended December 31, 2022, as well as higher compensation and non-cash stock-based compensation expenses and our continued investments in business development, technology deployment and growth initiatives.

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

As of December 31, 2023, we had $19.1 million of cash and cash equivalents and $227.5 million of borrowing availability under our Senior Credit Facility (as defined in Note 11. Borrowing Arrangements within the Notes to the Consolidated Financial Statements). We believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

Outstanding Indebtedness

As of December 31, 2023, we had total indebtedness of approximately $352.1 million, an increase of $7.9 million from $344.2 million as of December 31, 2022. The $352.1 million included:

•
$326.9 million under our Senior Credit Facility; and
•
$25.2 million of other debt, primarily related to finance lease obligations.

As of December 31, 2023, we were in compliance with our debt covenants under the Amended Credit Agreement (as defined in Note 11. Borrowing Arrangements within the Notes to the Consolidated Financial Statements).

As of December 31, 2023, we had $36.9 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $329.5 million.

The weighted average interest rate on our Senior Credit Facility was 6.5% and 5.6% during the years ended December 31, 2023 and 2022, respectively. That rate included the letters of credit for both years and the interest rate collars during the year ended December 31, 2022. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 7.0% and 6.0% during the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, we incurred approximately $2.5 million for fees and other customary closing costs in connection with the Amended Credit Agreement.

Stock Repurchases

In February 2023, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate.

In May 2022, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the year ended December 31, 2023, we repurchased 285,700 shares of common stock at an average price of $36.53 under this program. As of December 31, 2023, $0.2 million remained available for repurchase under this program.

As of December 31, 2023, $60.2 million remained available for repurchase under the May 2022 and February 2023 stock repurchase programs. Under the programs, repurchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at our discretion. The stock repurchase programs do not obligate us to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at our discretion.

As a condition of the Merger Agreement, beginning on October 4, 2023, we are restricted from repurchasing our common stock.

Stock repurchase activity under the May 2022 stock repurchase program during the years ended December 31, 2023 and 2022 was as follows:

(millions, except for share and per share data)	December 31, 2023	December 31, 2022
Total number of shares repurchased	285,700	1,474,300
Average price paid per share	$36.53	$33.47
Total value of common stock repurchased	$10.4	$49.4

The remaining authorized repurchase amount under the May 2022 and February 2023 repurchase programs as of December 31, 2023 was as follows:

(millions)	December 31, 2023
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

Letters of Credit

We provided letters of credit totaling $30.9 million and $30.8 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2023 and 2022, respectively.

We provided $6.5 million and $7.7 million in letters of credit to collateralize other obligations as of December 31, 2023 and 2022, respectively.

Interest Rate Collars

In May 2019, we entered into three-year interest rate collar contracts with an aggregate notional amount of $222.3 million. The interest rate collar contracts matured in April 2022. The interest rate collars were used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement (as defined in Note 11. Borrowing Arrangements within the Notes to the Consolidated Financial Statements). The interest rate collars established a range where we paid the counterparties if the one-month London Interbank Offered Rate ("LIBOR") fell below the established floor rate, and the counterparties paid us if the one-month LIBOR exceeded the established ceiling rate of 2.5%. The interest rate collars settled monthly through the maturity date. No payments or receipts were exchanged on the interest rate collar contracts unless interest rates rose above or fell below the pre-determined ceiling or floor rates. The notional amount amortized consistently with the term loan portion of the Senior Credit Facility under the Credit Agreement prior to the third amendment to the Credit Agreement (the “Third Amendment”). The fair value of the interest rate collars was a Level 2 fair value measurement, as the fair value was determined based on quoted prices of similar instruments in active markets.

On May 6, 2020, concurrent with entering into the Third Amendment, we de-designated the interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss was being reclassified to Other expense within the Consolidated Statements of Income on a straight-line basis through April 2022, which was over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation were included in Other expense within the Consolidated Statements of Income. During the years ended December 31, 2022 and 2021, $0.8 million and $2.5 million, respectively, was paid in interest related to the interest rate collars.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $19.1 million and $12.4 million as of December 31, 2023 and 2022, respectively. The cash balances reflect our ability to utilize funds deposited into our bank accounts. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years ended December 31,
(millions)	2023	2022	2021
Net cash provided by operating activities	$55.8	$93.3	$53.4
Net cash used in investing activities	(26.6)	(54.0)	(9.1)
Net cash used in financing activities	(22.3)	(42.4)	(42.4)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)	(0.1)
Net increase (decrease) in cash and cash equivalents	6.7	(3.3)	1.8

Operating Activities

Net cash provided by operating activities decreased $37.5 million to $55.8 million during the year ended December 31, 2023 from $93.3 million during the year ended December 31, 2022. The decrease resulted from the payment of $21.7 million of acquisition-related, restructuring and other costs, primarily related to the proposed merger with Metropolis, and per the terms of the Merger Agreement, certain incentive compensation earned in 2023, which usually would be paid in 2024, during the year ended December 31, 2023. In addition, the decrease related to the receipt of the $20.5 million U.S. Federal income tax refund during the year ended December 31, 2022, as well as higher interest payments during the year ended December 31, 2023 of $27.7 million as compared to $16.9 million during the year ended December 31, 2022, partially offset by growth in the business and improved working capital.

Net cash provided by operating activities increased $39.9 million to $93.3 million during the year ended December 31, 2022 from $53.4 million during the year ended December 31, 2021. The increase primarily resulted from higher operating income, net of non-cash related items, due to improving business conditions, as well as the receipt of the $20.5 million U.S. Federal income tax refund related to our ability to carry back our 2020 U.S. Federal NOL and lower interest payments, partially offset by the payment of performance-based compensation and higher income tax installment payments during the year ended December 31, 2022.

Investing Activities

Net cash used in investing activities was $26.6 million during the year ended December 31, 2023, a decrease of $27.4 million from $54.0 million during the year ended December 31, 2022. The decrease was primarily due to the acquisitions of businesses and other intangible assets, net of cash acquired, of $3.1 million during the year ended December 31, 2023 as compared to $32.3 million during the year ended December 31, 2022, as well as the noncontrolling interest buyout of $2.4 million during the year ended December 31, 2023.

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

Financing Activities

Net cash used in financing activities was $22.3 million during the year ended December 31, 2023, a decrease of $20.1 million from $42.4 million during the year ended December 31, 2022. The decrease was primarily related to the $11.1 million purchase of common stock during the year ended December 31, 2023 as compared to $48.7 million during the year ended December 31, 2022, partially offset by borrowings under our Senior Credit Facility during the year ended December 31, 2022 that were used, in addition to cash on hand, to fund the acquisitions noted above and $5.8 million related to payments of withholding taxes on share-based compensation during the year ended December 31, 2023.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes certain contractual obligations as of December 31, 2023 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant short-term purchase obligations.

	Payments Due by Period
					2029 and
(millions)	Total	2024	2025 - 2026	2027 - 2028	thereafter
Contractual obligations
Operating leases(1)	$246.9	$66.1	$95.3	$49.5	$36.0
Finance leases	27.2	8.7	11.7	4.8	2.0
Service concession arrangements(2)	38.3	19.3	13.3	4.8	0.9
Noncontrolling interests buyout	2.1	0.4	0.8	0.5	0.4
Total contractual obligations	$314.5	$94.5	$121.1	$59.6	$39.3
(1)
Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income.
(2)
Represents lease type contracts that meet the definition of service concession arrangements under Topic 853.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities within the Consolidated Financial Statements and accompanying notes. The SEC has defined critical accounting policies and estimates as the ones that are most important to the portrayal of the financial condition and results of operations, and which require the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base these estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results, which are included in Note 1. Significant Accounting Policies and Practices within the Notes to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statement Schedules."

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

We may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value is less than the carrying amount, we would need to perform a quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, comparable company market valuations, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.

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

Long-Lived Assets

We evaluate long-lived assets, including ROU assets, leasehold improvements, equipment and construction/development in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include economic volatility, or other factors, that could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities, such as increasing labor and benefit costs.

Insurance Reserves

We purchase comprehensive casualty insurance covering certain claims that arise in connection with our operations. In addition, we purchase umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by our general / garage, automobile, workers' compensation and garage keepers legal liability policies. As a result, we are effectively self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience and exposures specific to each type of insurance, along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2023, the insurance reserve for general, garage, automobile and workers’ compensation liabilities was $50.3 million, of which $24.9 million and $25.4 million was recorded in Accrued and other current liabilities and Other noncurrent liabilities, respectively, within the Consolidated Balance Sheets. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense in the future.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for deductible temporary differences between US GAAP amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense (benefit) is the tax payable (receivable) for the period plus the change during the period in deferred income taxes. We have certain state NOL carry forwards which expire in 2043. We consider a number of factors in our assessment of the recoverability of our NOL carryforwards including their expiration dates and the limitations imposed due to the change in ownership, as well as future projections of income. Future changes in our operating performance, along with these considerations, may significantly impact the amount of NOLs ultimately recovered, and our assessment of their recoverability.

We recognize deferred tax liabilities related to taxes on certain foreign earnings that are not considered to be permanently invested. In addition, we have recognized deferred tax liabilities on nondeductible intangible assets.

When evaluating our tax positions, we account for uncertainty in income taxes within our Consolidated Financial Statements. The evaluation of a tax position is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in our financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority.

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

We accrue a charge when we determine that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss, and if material, disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and the amount of a loss or a range of loss involves significant estimation and judgment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Senior Credit Facility to finance our operations. The Senior Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit our exposure to an increase in interest rates. See Note 11. Borrowing Arrangements within the Notes to the Consolidated Financial Statements for further discussion.

A one percent increase in the average market rate would result in an increase in our annual interest expense of $3.3 million related to borrowings outstanding on our Senior Credit Facility.

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. The exposure to foreign currency movements is limited in our Canada and India subsidiaries because the operating revenues and expenses are substantially in the local currency in which they operate. Even though our United Kingdom subsidiary transacts business in many countries, their exposure to foreign currency fluctuations is considered not significant. We had $1.6 million of foreign denominated cash instruments and no debt instruments denominated in foreign currencies as of December 31, 2023. We do not hold any hedging instruments related to foreign currency transactions.

We monitor foreign currency positions and may enter into certain hedging instruments in the future if we determine the exposure to foreign exchange risk has increased.

Item 8. Financial Statements and Supplementary Data

1. All Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SP Plus Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

As discussed in Note 1 to the consolidated financial statements, the Company purchases comprehensive liability insurance covering certain claims that occur in its operations, including coverage for general, garage and automobile liabilities. In addition, the Company purchases workers' compensation insurance coverage for all eligible employees and umbrella/excess liability insurance coverage. Under these various insurance policies, the Company is effectively self-insured for all claims up to the retention amount of each loss. Any loss over the retention is the responsibility of the third-party insurer. The Company’s insurance reserves for claims that have been incurred but not reported (IBNR) are based upon historical claims experience and actuarial methods performed by a third-party actuarial advisor. As of December 31, 2023, the insurance reserves for general, garage, automobile and workers’ compensation liabilities are recorded in Accrued and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets for $24.9 million and $25.4 million, respectively.

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

February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SP Plus Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SP Plus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 27, 2024

SP Plus Corporation

Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2023	2022
Assets
Cash and cash equivalents	$19.1	$12.4
Accounts receivable, net	180.5	167.7
Prepaid expenses and other current assets	12.6	16.7
Total current assets	212.2	196.8
Property and equipment, net	68.3	60.2
Right-of-use assets	179.4	166.9
Goodwill	544.6	543.2
Other intangible assets, net	59.7	68.9
Deferred income taxes	42.8	44.4
Other noncurrent assets	44.9	41.0
Total noncurrent assets	939.7	924.6
Total assets	$1,151.9	$1,121.4
Liabilities and stockholders' equity
Liabilities
Accounts payable	$136.6	$133.4
Accrued and other current liabilities	128.1	137.6
Short-term lease liabilities	56.2	60.2
Current portion of long-term borrowings	16.5	12.4
Total current liabilities	337.4	343.6
Long-term borrowings, excluding current portion	335.6	331.8
Long-term lease liabilities	158.0	158.5
Other noncurrent liabilities	70.2	61.8
Total noncurrent liabilities	563.8	552.1
Total liabilities	$901.2	$895.7
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2023 and 2022, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2023 and 2022; 23,593,626 and 19,798,884 shares issued and outstanding as of December 31, 2023, respectively, and 23,276,329 and 19,767,287 shares issued and outstanding as of December 31, 2022, respectively	—	—
Treasury stock at cost; 3,794,742 and 3,509,042 shares as of December 31, 2023 and December 31, 2022, respectively	(130.5)	(120.0)
Additional paid-in capital	277.9	274.2
Accumulated other comprehensive loss	(1.3)	(1.8)
Retained earnings	104.7	73.6
Total SP Plus Corporation stockholders' equity	250.8	226.0
Noncontrolling interests	(0.1)	(0.3)
Total stockholders' equity	250.7	225.7
Total liabilities and stockholders' equity	$1,151.9	$1,121.4

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Income

	Years Ended December 31,
(millions, except for share and per share data)	2023	2022	2021
Services revenue
Management type contracts	590.0	518.7	385.9
Lease type contracts	293.2	275.7	215.6
	883.2	794.4	601.5
Reimbursed management type contract revenue	899.1	759.1	575.7
Total services revenue	1,782.3	1,553.5	1,177.2
Cost of services (exclusive of depreciation and amortization)
Management type contracts	388.6	343.2	247.5
Lease type contracts	240.6	225.8	170.6
Lease impairment	—	3.7	3.6
	629.2	572.7	421.7
Reimbursed management type contract expense	899.1	759.1	575.7
Total cost of services (exclusive of depreciation and amortization)	1,528.3	1,331.8	997.4
General and administrative expenses	140.4	109.1	88.2
Depreciation and amortization	36.1	29.7	25.1
Operating income	77.5	82.9	66.5
Other expense (income)
Interest expense	29.1	17.7	21.2
Interest income	(0.3)	(0.4)	(0.4)
Other income	—	—	(0.1)
Total other expenses	28.8	17.3	20.7
Earnings before income taxes	48.7	65.6	45.8
Income tax expense	14.0	17.5	10.5
Net income	34.7	48.1	35.3
Less: Net income attributable to noncontrolling interests	3.6	2.9	3.6
Net income attributable to SP Plus Corporation	$31.1	$45.2	$31.7
Common stock data
Net income per common share
Basic	$1.58	$2.17	$1.50
Diluted	$1.57	$2.15	$1.48
Weighted average shares outstanding
Basic	19,670,918	20,809,363	21,166,323
Diluted	19,781,388	21,007,068	21,379,983

See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(millions)	2023	2022	2021
Net income	$34.7	$48.1	$35.3
Reclassification of de-designated interest rate collars	—	0.5	1.7
Foreign currency translation gain (loss)	0.5	0.5	(0.1)
Comprehensive income	35.2	49.1	36.9
Less: Comprehensive income attributable to noncontrolling interests	3.6	2.9	3.6
Comprehensive income attributable to SP Plus Corporation	$31.6	$46.2	$33.3

See Notes to Consolidated Financial Statements

SP Plus Corporation

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number			Accumulated	Retained
	of		Additional	Other	Earnings
	Shares	Par	Paid-In	Comprehensive	(Accumulated	Treasury	Noncontrolling
(millions, except share data)	Issued	Value	Capital	Loss	Deficit)	Stock	Interests	Total
Balance at January 1, 2021	23,088,386	$—	$261.4	$(4.4)	$(3.3)	$(70.6)	$(1.7)	$181.4
Net income	—	—	—	—	31.7	—	3.6	35.3
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Reclassification of de-designated interest rate collars	—	—	—	1.7	—	—	—	1.7
Issuance of stock grants	13,420	—	0.5	—	—	—	—	0.5
Issuance of restricted stock units	41,517	—	—	—	—	—	—	—
Issuance of performance stock units	81,136	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	5.6	—	—	—	—	5.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.3)	(2.3)
Balance at December 31, 2021	23,224,459	$—	$267.5	$(2.8)	$28.4	$(70.6)	$(0.4)	$222.1
Net income	—	—	—	—	45.2	—	2.9	48.1
Foreign currency translation	—	—	—	0.5	—	—	—	0.5
Reclassification of de-designated interest rate collars	—	—	—	0.5	—	—	—	0.5
Issuance of stock grants	14,635	—	0.4	—	—	—	—	0.4
Issuance of restricted stock units	37,235	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	8.6	—	—	—	—	8.6
Repurchases of common stock	—	—	—	—	—	(49.4)	—	(49.4)
Noncontrolling interests buyout	—	—	(2.3)	—	—	—	—	(2.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.8)	(2.8)
Balance at December 31, 2022	23,276,329	$—	$274.2	$(1.8)	$73.6	$(120.0)	$(0.3)	$225.7
Net income	—	—	—	—	31.1	—	3.6	34.7
Foreign currency translation	—	—	—	0.5	—	—	—	0.5
Issuance of stock grants	18,660	—	0.6	—	—	—	—	0.6
Issuance of restricted stock units	242,909	—	—	—	—	—	—	—
Issuance of performance stock units	55,728	—	—	—	—	—	—	—
Payments of withholding taxes on share-based compensation	—	—	(5.8)	—	—	—	—	(5.8)
Non-cash stock-based compensation	—	—	9.8	—	—	—	—	9.8
Repurchases of common stock	—	—	—	—	—	(10.5)	—	(10.5)
Noncontrolling interests buyout	—	—	(0.9)	—	—	—	—	(0.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.4)	(3.4)
Balance at December 31, 2023	23,593,626	$—	$277.9	$(1.3)	$104.7	$(130.5)	$(0.1)	$250.7
See Notes to Consolidated Financial Statements.

SP Plus Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2023	2022	2021
Operating activities
Net income	$34.7	$48.1	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment	—	3.7	3.6
Depreciation and amortization	36.1	29.7	25.1
Non-cash stock-based compensation	10.4	9.0	6.1
Provisions for credit losses on accounts receivable	1.7	0.5	0.8
Deferred income taxes	1.4	7.6	12.6
Other	(3.2)	1.3	0.2
Changes in operating assets and liabilities
Accounts receivable	(14.6)	(27.9)	(29.2)
Prepaid expenses and other current assets	4.1	15.7	(5.4)
Accounts payable	3.0	14.7	20.7
Accrued liabilities and other	(17.8)	(9.1)	(16.4)
Net cash provided by operating activities	55.8	93.3	53.4
Investing activities
Purchases of property and equipment	(21.4)	(21.9)	(9.6)
Acquisitions of businesses, net of cash acquired	(3.1)	(30.5)	—
Acquisition of other intangible assets	—	(1.8)	—
Proceeds from sale of property and equipment	0.3	0.2	0.5
Noncontrolling interests buyout	(2.4)	—	—
Net cash used in investing activities	(26.6)	(54.0)	(9.1)
Financing activities
Proceeds from credit facility revolver	452.5	570.0	371.6
Payments on credit facility revolver	(441.7)	(559.0)	(387.2)
Proceeds from credit facility term loan	—	17.2	—
Payments on credit facility term loan	(5.0)	(6.7)	(15.5)
Payments of debt issuance costs	—	(2.5)	(1.3)
Payments on other long-term borrowings	(7.8)	(9.9)	(7.7)
Payments of withholding taxes on share-based compensation	(5.8)	—	—
Distributions to noncontrolling interests	(3.4)	(2.8)	(2.3)
Repurchases of common stock	(11.1)	(48.7)	—
Net cash used in financing activities	(22.3)	(42.4)	(42.4)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)	(0.1)
Increase (decrease) in cash and cash equivalents	6.7	(3.3)	1.8
Cash and cash equivalents at beginning of year	12.4	15.7	13.9
Cash and cash equivalents at end of year	$19.1	$12.4	$15.7
Supplemental disclosures
Cash paid (received) during the period for:
Interest	$27.7	$16.9	$19.4
Income taxes, net	$10.0	$(7.1)	$0.5

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

On October 4, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Metropolis Technologies, Inc. ("Metropolis") and Schwinger Merger Sub Inc., a direct, wholly owned subsidiary of Metropolis (“Merger Sub”), in an all-cash transaction with a total enterprise value of approximately $1.5 billion. Pursuant to the Merger Agreement, subject to terms and conditions therein, Merger Sub will acquire all of the outstanding shares of the Company’s common stock for $54.00 per share, without interest, and merge with the Company, with the Company surviving as a wholly owned subsidiary of Metropolis. The Company’s stockholders approved the transaction on February 9, 2023. The transaction is expected to close in 2024, subject to other customary closing conditions, including the receipt of regulatory approvals. Upon completion of the transaction, the Company’s shares will no longer trade on the Nasdaq Global Select Market. As of December 31, 2023, the Company had incurred $9.7 million in expenses related to the proposed merger with Metropolis.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE and has significant influence, the Company accounts for the investment in the VIE as an equity method investment in accordance with applicable accounting principles generally accepted in the United States (“U.S. GAAP”). As of December 31, 2023 and 2022, assets related to consolidated VIEs were $51.4 million and $57.1 million, respectively, which were primarily related to right-of-use (“ROU”) assets and property and equipment, net. As of December 31, 2023 and 2022, liabilities related to consolidated VIEs were $43.5 million and $50.9 million, respectively, which were primarily related to operating and finance lease liabilities. All intercompany profits, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current environment.

Foreign Currency Translation

The Company has foreign operations in Canada, Puerto Rico, the United Kingdom and India. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the rate in effect on the respective balance sheet date, while income and expenses are translated at the average rates during the respective periods. Translation adjustments resulting from the fluctuations in exchange rates are recorded as a separate component of Accumulated other comprehensive loss in Stockholders’ equity within the Consolidated Balance Sheets, while transaction gains and losses are recorded within the Consolidated Statements of Income. Deferred taxes are not recorded on cumulative foreign currency translation adjustments when the Company expects the foreign earnings to be permanently reinvested.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.2 million and $0.6 million as of December 31, 2023 and 2022, respectively, and were included in Cash and cash equivalents within the Consolidated Balance Sheets.

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

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2023, 2022 and 2021 were as follows:

(millions)	December 31, 2023	December 31, 2022	December 31, 2021
Beginning Balance	$4.0	$3.5	$5.1
Provision for credit losses	1.7	0.5	0.8
Write offs and other	(3.1)	-	(2.4)
Ending Balance	$2.6	$4.0	$3.5

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

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value is less than the carrying amount, the Company would need to perform a quantitative assessment. The determination of fair value of a reporting unit utilizes cash flow projections that assume certain future revenue and cost levels, comparable marketplace data, comparable company market valuations, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. The Company completed a qualitative test of goodwill as of October 1, 2023, and concluded that it is more likely than not that the estimated fair values of each of the Company’s reporting units exceeded the carrying amount of net assets assigned to each reporting unit.

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

The Company determined impairment testing triggers had occurred for ROU assets associated with certain asset groups during the years ended December 31, 2022 and 2021. See Note 3. Leases for further discussion.

The Company determined no impairment testing triggers had occurred for long-lived assets during the year ended December 31, 2023.

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

Accrued and Other Current Liabilities

Components of Accrued and other current liabilities as of December 31, 2023 and 2022 were as follows:

(millions)	December 31, 2023	December 31, 2022
Accrued rent	$20.1	$21.4
Compensation and payroll withholdings	26.2	29.2
Property, payroll and other taxes	5.1	7.8
Accrued insurance	24.9	24.0
Contract liabilities	17.5	17.4
Contingent consideration	2.8	1.8
Accrued expenses	31.5	36.0
Accrued and other current liabilities	$128.1	$137.6

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $31.0 million and $30.9 million were included in Accounts payable within the Consolidated Balance Sheets as of

December 31, 2023 and 2022, respectively. Long-term debt has a carrying value that approximates fair value because the instruments bear interest at variable market rates.

Insurance Reserves

The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with the Company’s operations. In addition, the Company purchases umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, the Company is obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by the Company’s general / garage, automobile, workers' compensation and garage keepers legal liability policies. As a result, the Company is, effectively self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience and exposures specific to each type of insurance, along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2023 and 2022, the insurance reserve for general, garage, automobile and workers’ compensation liabilities was $50.3 million and $48.4 million, respectively, of which $24.9 million and $24.0 million was recorded in Accrued and other current liabilities within the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, and $25.4 million and $24.4 million was recorded in Other noncurrent liabilities within the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense in the future.

Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. The Company uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure for pending legal claims. See Note 16. Legal and Other Commitments and Contingencies for further discussion.

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

Stock-Based Compensation

Stock-based payments to employees, including grants of restricted stock and performance-based share units, are measured at the grant date, based on the estimated fair value of the award, and the related expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. The Company also grants stock to its Board of Directors (the “Board”) on an annual basis, which is recorded as expense at the grant date, based on the fair value of the award. The Company accounts for forfeitures of stock-based awards as they occur. See Note 6. Stock-Based Compensation for further discussion.

Equity Investment in Unconsolidated Entities

The Company has ownership interests in 26 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 20 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $12.2 million and $11.9 million as of December 31, 2023 and 2022, respectively, was included in Other noncurrent assets within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue within the Consolidated Statements of Income. The equity earnings in these related investments were $2.6 million, $4.6 million and $1.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders' percentage share of income (losses) from the subsidiaries in which the Company holds a controlling, but less than 100 percent, ownership interest. The results of these subsidiaries are consolidated and included in the Company’s Consolidated Financial Statements.

During the year ended December 31, 2023, the Company recognized a $1.0 million liability, which was recorded in Other noncurrent liabilities within the Consolidated Balance Sheets as of December 31, 2023, related to its estimate of additional consideration (“contingent consideration”) due to a former minority partner that held a noncontrolling interest in a joint venture with the Company. The Company purchased the minority partner’s interest in the joint venture in 2020. The contingent consideration is contingent on the performance of certain parking-related operations of the Bradley International Airport. The contingent consideration is not capped and, if any amount is due, would be payable to the former minority partner in April 2025. The $1.0 million was determined based on a probability weighting of potential payouts and recorded in Additional paid-in capital within the Consolidated Balance Sheets. In addition, the Company recorded a deferred tax asset of $0.3 million related to the contingent consideration during the year ended December 31, 2023, which was also recorded in Additional paid-in capital within the Consolidated Balance Sheets. The Company will continue to evaluate the criteria for making these payments in the future and adjust the liability when deemed necessary.

Additionally, during the year ended December 31, 2023, the Company paid a former minority partner $2.4 million per the terms of an agreement between the Company and the former minority partner. As of December 31, 2022, the Company entered into an agreement with the former partner to purchase the former minority partner’s entire noncontrolling interest in a joint venture with the Company. Per the terms of the agreement, the Company is required to make additional payments to the former minority partner over a ten-year period, starting in 2023, amounting to a total of $4.5 million to be paid to the former minority partner. The $2.4 million that was paid during the year ended December 31, 2023 was included in Accrued and other current liabilities within the Consolidated Balance Sheets as of December 31, 2022. As of December 31, 2023 and 2022, the liability for the payment to the former minority partner was $1.7 million and $4.0 million, respectively, of which $0.4 million and $2.4 million was recorded in Accrued and other current liabilities within the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, and $1.3 million and $1.6 million was recorded in Other noncurrent liabilities within the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for deductible temporary differences between US GAAP amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense (benefit) is the tax payable (receivable) for the period plus the change during the period in deferred income taxes. The Company has certain state net operating loss (“NOL”) carry forwards which expire in 2043. The Company considers a number of factors in its assessment of the recoverability of its NOL carryforwards including their expiration dates and the limitations imposed due to the change in ownership as well as future projections of income. Future changes in the Company's operating performance, along with these considerations, may significantly impact the amount of NOLs ultimately recovered, and the Company’s assessment of their recoverability.

The Company recognizes deferred tax liabilities related to taxes on certain foreign earnings that were not considered to be permanently reinvested. In addition, the Company has recognized deferred tax liabilities on nondeductible intangible assets.

When evaluating the Company’s tax positions, the Company accounts for uncertainty in income taxes in its Consolidated Financial Statements. The evaluation of a tax position by the Company is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in the Company’s financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority. See Note 13. Income Taxes for further discussion.

Recently Issued Accounting Pronouncements

Accounting Pronouncements to be Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. Public companies are required to disclose significant segment expenses and other segment items on an interim and annual basis and provide all disclosures about a reportable segment’s profit or loss and assets in interim periods. Entities are also permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the chief operating decision maker ("CODM") to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the Consolidated Financial Statements. These amendments aim to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The guidance is applied retrospectively to all periods presented in the Consolidated Financial Statements, unless doing so is impracticable, and early adoption is permitted. The ASU is effective for fiscal years beginning after 15 December 2023. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. These amendments require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. Companies are required to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a certain quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a certain quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.

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

The acquisition enhances the Company's position as a global provider of frictionless technology solutions that is not dependent on the Company's legacy parking management related operations. Roker has been accounted for as a business combination, and the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Goodwill was measured as the excess of the consideration over the assets acquired, including other intangible assets, less liabilities assumed. Tax deductible goodwill related to the acquisition was $1.0 million. The results of Roker's operations were reflected in the Consolidated Financial Statements from the date of the acquisition.

During the year ended December 31, 2023, Roker contributed $0.2 million of services revenue and $0.4 million of losses before income taxes, primarily due to the amortization related to the acquired other intangible assets.

During the year ended December 31, 2023, the Company incurred acquisition-related costs of $0.2 million related to Roker.

The fair values of the assets acquired and liabilities assumed were as follows:

(millions)
Other intangible assets	$2.3
Goodwill	1.0
Accounts payable	(0.2)
Net cash paid	$3.1

As discussed above, during the year ended December 31, 2023, the Company recorded additions to other intangible assets of $2.3 million. The other intangible assets acquired were recorded at their fair value on the acquisition date as follows:

(millions)	Estimated Life	Fair Value
Proprietary know how	8.0 Years	$2.1
Customer relationships	5.4 Years	0.2
Fair value of identified intangible assets		$2.3

The fair values of other intangible assets acquired were determined to be Level 3 under the fair value hierarchy. The fair value for all identifiable intangible assets was based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset.

The fair value of the Proprietary know how were determined using the multi-period excess earnings method under the income approach utilizing projected financial information for the technology that was acquired. The fair value of the customer relationships was determined using the distributor method under the income approach.

2022 Acquisitions

On October 11, 2022, the Company acquired K M P Associates Limited ("KMP"), a United Kingdom based software and technology provider serving aviation and commercial parking clients, primarily through its Aeroparker technology, throughout the United States and Europe for approximately $13.8 million, less cash acquired of $0.9 million, and assumed KMP's debt of $0.3 million. Immediately following the acquisition, the Company repaid all of the debt assumed. KMP's operations are included in the Aviation segment.

On November 10, 2022, the Company acquired certain assets of DIVRT, Inc. ("DIVRT"), a developer of innovative software and technology solutions that enables frictionless parking capabilities, for approximately $17.6 million. In addition, the Company may be required to pay the former owner of DIVRT a maximum amount of $7.0 million in contingent consideration if certain targets related to the number of the Company's locations using the DIVRT technology are met by October 31, 2025. Based on a probability weighting of potential payouts, the Company accrued $4.0 million in projected contingent consideration as of the acquisition date, which was determined to be Level 3 under the fair value hierarchy. During the year ended December 31, 2023, the Company determined that the first two targets were met as of October 31, 2023, which was the second milestone date. As a result, the Company paid the former owner $2.8 million during the first quarter of 2024. Based on the achievement of the first two targets and the Company’s forecast for future payments, the Company evaluated the estimated contingent consideration and determined no additional accruals were needed. The Company will continue to evaluate the potential payouts in the future and adjust the contingent consideration for any changes in the estimated fair value each reporting period. DIVRT's operations are included in the Commercial segment. See Note 10. Fair Value Measurement for further discussion.

During the year ended December 31, 2023, KMP and DIVRT contributed $6.3 million of services revenue and losses before income taxes of $4.0 million, primarily due to the amortization related to the acquired other intangible assets.

During the year ended December 31, 2022, the Company incurred acquisition-related costs of $2.6 million related to KMP and DIVRT.

The Company finalized its purchase price allocations for KMP and DIVRT during the year ended December 31, 2023. There were no measurement period adjustments recorded during the year ended December 31, 2023. The fair value of the assets acquired and liabilities assumed were as follows:

(millions)
Cash and cash equivalents	$0.9
Accounts receivable	0.7
Prepaid expenses and other current assets	0.1
Other intangible assets	21.7
Goodwill	16.3
ROU asset	0.1
Accounts payable	(0.1)
Accrued and other current liabilities	(1.5)
Deferred income taxes	(2.5)
Other long-term borrowings	(0.3)
Net assets acquired and liabilities assumed	35.4
Less: cash and cash equivalents acquired	0.9
Less: contingent consideration payable	4.0
Net cash paid	$30.5

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

The fair values of the other intangible assets acquired were determined to be Level 3 under the fair value hierarchy. The fair value for all identifiable intangible assets was based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset.

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

During the year ended December 31, 2022, the Company determined impairment testing triggers had occurred for an ROU asset associated with a certain asset group within the Commercial segment. Therefore, the Company performed an undiscounted cash flow analysis for the ROU asset as of December 31, 2022. Based on the undiscounted cash flow analysis, the Company determined the ROU asset had a net carrying value that exceeded its estimated undiscounted future cash flows and the fair value for the ROU asset. The fair value of the ROU asset measured on a non-recurring basis, which was classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair value was compared to the net carrying value, and as a result, the ROU asset held and used with a carrying amount of $8.4 million was determined to have a fair value of $4.7 million, resulting in an impairment charge of $3.7 million. The impairment charge of $3.7 million during the year ended December 31, 2022 was included in Lease impairment within the Consolidated Statements of Income. Additionally, during the year ended December 31, 2021, the Company recorded impairment charges of $3.6 million, of which $3.5 million and $0.1 million were recorded in the Commercial and Aviation segments, respectively. The impairment charge of $3.6 during the year ended December 31, 2021 was included in Lease Impairment within the Consolidated Statements of Income.

In April 2020, the FASB provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of the COVID-19 pandemic ("COVID-19") on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to COVID-19, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and also elected not to apply modification guidance. These concessions were recognized as a reduction of rent expense in the month they occurred and were recorded in Cost of services - lease type contracts within the Consolidated Statements of Income.

As a result of COVID-19, the Company was able to negotiate lease concessions with certain landlords. These rent concessions were recorded in accordance with the guidance noted above. Accordingly, the Company recorded $4.1 million, $6.2 million and $16.6 million as a reduction to Cost of services - lease type contracts within the Consolidated Statements of Income during the years ended December 31, 2023, 2022 and 2021, respectively.

Costs associated with the right to use the infrastructure on service concession arrangements are recorded as a reduction of revenue in accordance with the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. See Note 4. Revenue for further discussion on service concession arrangements.

The components of ROU assets and lease liabilities and the classification within the Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows:

(millions)	Classification	2023	2022
Assets
Operating	Right-of-use assets	$179.4	$166.9
Finance	Property and equipment, net	24.6	24.4
Total leased assets		$204.0	$191.3
Liabilities
Current
Operating	Short-term lease liabilities	$56.2	$60.2
Finance	Current portion of long-term borrowings	7.5	7.2
Noncurrent
Operating	Long-term lease liabilities	158.0	158.5
Finance	Long-term borrowings, excluding current portion	16.6	16.0
Total lease liabilities		$238.3	$241.9

The components of lease cost and classification within the Consolidated Statements of Income during the years ended December 31, 2023, 2022 and 2021 were as follows:

(millions)	Classification	2023	2022	2021
Operating lease (a)(b)	Cost of services - lease type contracts	$60.6	$61.6	$57.5
Short-term lease (a)	Cost of services - lease type contracts	19.9	19.4	15.9
Variable lease	Cost of services - lease type contracts	84.7	72.1	36.7
Operating lease cost		165.2	153.1	110.1
Finance lease cost
Amortization of leased assets	Depreciation and amortization	6.7	5.9	5.7
Interest on lease liabilities	Interest expense	1.3	1.0	1.0
Lease Impairment	Lease impairment	—	3.7	3.6
Net lease cost		$173.2	$163.7	$120.4
(a)
Included expense related to leases for office space recorded in General and administrative expenses within the Consolidated Statements of Income of $3.8 million, $4.0 million and $4.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
(b)
Included rent concessions of $4.1 million, $6.2 million and $16.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Sublease income during the years ended December 31, 2023, 2022 and 2021 was $2.1 million, $1.4 million and $1.4 million, respectively.

The Company entered into new operating lease arrangements as of December 31, 2023 that commence in future periods. The total amount of ROU assets and lease liabilities related to these arrangements are immaterial.

Maturities, lease term and discount rate information of lease liabilities as of December 31, 2023 were as follows:

	Operating	Finance
(millions)	Leases	Leases	Total
2024	$66.1	$8.7	$74.8
2025	53.7	6.5	60.2
2026	41.6	5.2	46.8
2027	27.8	3.1	30.9
2028	21.7	1.7	23.4
After 2028	36.0	2.0	38.0
Total lease payments	246.9	27.2	274.1
Less: Imputed interest	32.7	3.1	35.8
Present value of lease liabilities	$214.2	$24.1	$238.3
Weighted-average remaining lease term (years)	5.1	4.0
Weighted-average discount rate	5.6%	5.9%

Future sublease income for the periods shown above was excluded as the amounts are not material.

Supplemental cash flow information related to leases during the years ended December 31, 2023, 2022 and 2021 were as follows:

(millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$88.7	$91.5	$96.4
Operating cash outflows related to interest on finance leases	1.3	1.0	1.0
Financing cash outflows related to finance leases	7.8	9.6	7.7
Leased assets obtained in exchange for new operating lease liabilities	69.4	22.2	40.7
Leased assets obtained in exchange for new finance lease liabilities	9.0	10.1	0.4

4. Revenue

The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.

Contracts with customers and clients

The Company accounts for a contract when it has the approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the contract should be accounted for as more than one performance obligation. Substantially all of the Company's revenues come from the following two types of arrangements: Management type and Lease type contracts.

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees, and in some cases e-commerce technology fees, customer convenience fees and monthly subscription fees related to the use of the Company's technology solutions. In exchange for this consideration, the Company may have a bundle of integrated services that comprise one performance obligation and include services such as managing the facility, as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. Management type contract revenues do not include gross customer collections at the managed facilities, as these revenues belong to the property owners rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services over the term of the contract.

Lease type contracts

Lease type contract revenue includes gross receipts (net of local taxes), e-commerce technology fees and customer convenience fees. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Under lease type arrangements, the Company pays the property owner a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes.

Service concession arrangements

Certain expenses (primarily rental expense), as well as depreciation and amortization, related to service concession arrangements for lease type contracts, are recorded as a reduction of Service revenue - lease type contracts.

The Company recorded $11.1 million, $12.0 million and $24.4 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Reimbursed management type contract revenue and expense

For certain management type contracts, the Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner or client for operating expenses incurred by the Company on behalf of the clients. The Company has determined it is the principal in these transactions, as the nature of its performance obligations is for the Company to provide the services on behalf of the client. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the client.

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

The Company’s performance obligations are primarily satisfied over time as the Company provides the related services. For management type contracts, the Company is generally entitled to receive base management fees and, in some cases, an incentive management fee, which is generally based on a measure of the parking facility’s revenue or profitability. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. The Company recognizes the base management fees on a monthly basis over the term of the contract. For contracts that include incentive management fees, the Company recognizes incentive management fees on a monthly basis over the term of the contract based on each parking facility’s financial results, as long as the Company does not expect a significant reversal due to projected future performance. For lease type contracts, the Company typically recognizes revenue on a daily basis, as the customers utilize the Company's services and products and the Company has performed its performance obligations.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, the payment is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.

As of December 31, 2023, the Company had $199.3 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

Remaining Performance
(millions)	Obligations
2024	$75.4
2025	47.4
2026	34.0
2027	21.0
2028	8.6
2029 and thereafter	12.9
Total	$199.3

Contract balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets and contract liabilities. Accounts receivable represent amounts where the Company has an unconditional right to the consideration and therefore only the passage of time is required for the Company to receive consideration due from the customer or client. Both management and lease type contracts have customers and clients where amounts are billed as work progresses or in advance in accordance with agreed-upon contractual terms. Billing may occur subsequent to or prior to revenue recognition, resulting in contract assets and liabilities. The Company, on occasion, receives advances or deposits from customers and clients before revenue is recognized, resulting in the recognition of contract liabilities.

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts receivable, net and Accrued and other current liabilities, respectively, within the Consolidated Balance Sheets. See Note 1. Significant Accounting Policies and Practices for additional discussion on the write-off of accounts receivable. There were no impairment charges recorded on contract assets and liabilities during the years ended December 31, 2023, 2022 and 2021.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of December 31, 2023 and 2022:

(millions)	2023	2022
Accounts receivable	$181.9	$169.9
Contract asset	1.2	1.8
Contract liability	(17.5)	(17.4)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the years ended December 31, 2023 and 2022:

(millions)	2023	2022
Balance, beginning of year	$1.8	$2.3
Additional contract assets	1.2	1.8
Reclassification to accounts receivable	(1.8)	(2.3)
Balance, end of year	$1.2	$1.8

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the years ended December 31, 2023 and 2022:

(millions)	2023	2022
Balance, beginning of year	$(17.4)	$(15.7)
Acquisitions	—	(1.1)
Additional contract liabilities	(17.5)	(16.4)
Recognition of revenue from contract liabilities	17.4	15.8
Balance, end of year	$(17.5)	$(17.4)

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

Cost of contracts, net, as of December 31, 2023 and 2022 was as follows:

	December 31,
(millions)	2023	2022
Cost of contracts	$20.9	$23.3
Accumulated amortization	(18.7)	(20.4)
Cost of contracts, net	$2.2	$2.9

Cost of contracts expense related to service concession arrangements and certain management type contracts are recorded as a reduction of revenue. Cost of contracts expense during the years ended December 31, 2023, 2022 and 2021, which was included as a reduction to Services revenue – management type contracts within the Consolidated Statements of Income, was as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Cost of contracts expense	$0.9	$1.0	$1.0
Weighted average life (years)	7.4	7.1	7.0

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

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the years ending December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
(millions, except share and per share data)	2023	2022	2021
Net income attributable to SP Plus Corporation	$31.1	$45.2	$31.7
Basic weighted average common shares outstanding	19,670,918	20,809,363	21,166,323
Dilutive impact of share-based awards	110,470	197,705	213,660
Diluted weighted average common shares outstanding	19,781,388	21,007,068	21,379,983
Net income per common share
Basic	$1.58	$2.17	$1.50
Diluted	$1.57	$2.15	$1.48

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted net income per common share, other than those disclosed.

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

The Company has an amended and restated long-term incentive plan (the "Plan") under which the Company may grant future awards. In March 2021, the Board approved an amendment to the Plan that increased the number of shares of common stock available under the Plan from 3,775,000 to 4,775,000. The Company's stockholders approved the Plan amendment in May 2021. Forfeited awards under the Plan generally become available for reissuance. As of December 31, 2023, 832,273 shares remained available for grant under the Plan.

Stock Grants

Stock-based compensation expense related to vested stock grants were included in General and administrative expenses within the Consolidated Statements of Income. The Company’s vested stock grants to the Board and related expense for the years ended December 31, 2023, 2022 and 2021, was as follows:

	Year Ended December 31,
(millions, except stock grants)	2023	2022	2021
Vested stock grants	18,660	14,635	13,420
Stock-based compensation expense	$0.6	$0.4	$0.5

Restricted Stock Units ("RSU's")

During the year ended December 31, 2023, the Company granted 126,931 restricted stock units to certain executives that vest over three years.

During the year ended December 31, 2022, the Company granted 1,057 and 187,574 restricted stock units to certain executives and employees at a weighted average grant-date fair value of $31.82 that vest over one and three years, respectively.

During the year ended December 31, 2021, the Company granted 160,843 and 152,659 restricted stock units to certain executives and employees at a weighted average grant-date fair value of $34.45 that vested over two and three years, respectively.

On October 23, 2023, the Board approved a change in the vesting date for the RSU’s granted in 2021 that were originally expected to vest as of December 31, 2023, to December 1, 2023. The change in the vesting date was considered a Type 1 modification, as the acceleration of the vesting date did not change the expectation that the awards would ultimately vest, and accordingly, the remaining compensation expense related to the awards was recognized and did not result in any additional compensation expense.

Nonvested RSU's as of December 31, 2023, and changes during the year ended December 31, 2023 were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	338,448	$33.28
Granted	126,931	34.57
Vested	(167,620)	35.00
Forfeited	(6,972)	33.83
Nonvested as of December 31, 2023	290,787	$32.89

During the years ended December 31, 2022 and 2021, 188,887 and 5,615 RSU's, respectively, vested at a weighted average grant-date fair value of $33.88 and $26.71, respectively.

The Company's stock-based compensation expense related to RSU's during the years ended December 31, 2023, 2022 and 2021, which was included in General and administrative expenses within the Consolidated Statements of Income, was as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Stock-based compensation expense	$5.1	$5.7	$4.6

Unrecognized stock-based compensation expense related to RSU's and the respective weighted average periods in which the expense will be recognized as of December 31, 2023 was as follows:

Year Ended December 31,
(millions)	2023
Unrecognized stock-based compensation	$5.4
Weighted average (years)	1.7

Performance Share Units (“PSU’s”)

In September 2014, the Board authorized a performance-based incentive program under the Plan (“Performance-based Incentive Program”), whereby the Company may issue PSU’s to certain individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage the ownership of the Company’s common stock, retain key employees and reward executives' performance. The Performance-Based Incentive Program provides participants with the opportunity to earn vested common stock if certain performance targets are achieved over the cumulative three-year period starting in the year of grant and the participants satisfy service-based vesting requirements. The stock-based compensation expense associated with PSU’s is recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of the performance target defined in the award over the cumulative three-year period.

The Company granted awards during the years ended December 31, 2023, 2022 and 2021 of 126,921, 132,304 and 50,868, respectively, under the Performance-Based Incentive Program at a weighted average grant-date fair value of $34.57, $30.80 and $34.97, respectively. The performance target for the PSU awards is based on the achievement of a certain level of operating income, excluding depreciation and amortization, subject to certain discretionary adjustments by the Board, over three-year performance periods. The ultimate number of shares issued could change depending on the Company's results over the performance period. The maximum amount of shares that could be issued for the PSU awards granted in 2023 ("2023 PSU's") and 2022 ("2022 PSU's") are 253,842 and 258,114, respectively. The Company is currently recognizing expense for the 2023 PSU's and 2022 PSU's based on an expected payout of 129,459 shares and 196,167 shares, respectively.

On October 23, 2023, the Board approved a change in the vesting date for the PSU’s granted in 2021 (“2021 PSU’s”) that were originally expected to vest as of December 31, 2023, to December 1, 2023. In addition, the Board approved the maximum payout for the awards. The Company had been recognizing expense based on the maximum payout before the modification. The changes to the 2021 PSU’s noted above were considered a Type 1 modification, as the fair value of the awards before and after the modification were the same, and accordingly, the remaining compensation expense related to the 2021 PSU’s was recognized and did not result in any additional compensation expense.

Nonvested PSU’s as of December 31, 2023, and changes during the year ended December 31, 2023 were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2022	177,605	$31.94
Granted	126,921	34.57
2021 PSU's(1)	47,730	34.97
Vested	(95,460)	34.97
Forfeited	(5,334)	33.48
Nonvested as of December 31, 2023	251,462	$32.66
(1)
During the year ended December 31, 2023, the Company issued an additional 47,730 shares due to the maximum performance targets being achieved for the 2021 PSU’s. As noted above, the 2021 PSU’s vested on December 1, 2023.

During the years ended December 31, 2022 and 2021, 80,979 and 112,328 PSU’s, respectively, expired at a weighted average grant-date fair value of $37.89 and $33.28, respectively, due to the performance targets not being met.

The Company's stock-based compensation expense related to PSU’s during the years ended December 31, 2023, 2022 and 2021, which was included in General and administrative expenses within the Consolidated Statements of Income, was as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Stock-based compensation expense	$4.7	$2.9	$1.0

Unrecognized stock-based compensation expense related to PSU’s based on current projections and the respective weighted average periods in which the expense will be recognized as of December 31, 2023 was as follows:

Year Ended December 31,
(millions)	2023
Unrecognized stock-based compensation	$5.1
Weighted average (years)	1.6

The Company could recognize additional future stock-based compensation of $4.2 million and $1.9 million for the 2023 PSU's and 2022 PSU's, respectively, if the maximum performance targets are achieved.

7. Property and Equipment, net

Property and equipment, and the related accumulated depreciation and amortization as of December 31, 2023 and 2022, were as follows:

		December 31
(millions)	Estimated Useful Life	2023	2022
Equipment	1 - 10 Years	$58.9	$54.5
Software	3 Years	74.2	61.0
Vehicles	1 - 10 Years	40.4	39.0
Other	3 Years	1.5	1.3
	Shorter of lease term or economic life up to
Leasehold improvements	10 years	16.8	16.7
Construction in progress		9.1	6.9
Property and equipment, gross		200.9	179.4
Accumulated depreciation and amortization		(132.6)	(119.2)
Property and equipment, net		$68.3	$60.2

Asset additions are recorded at cost, which includes interest on significant projects. Depreciation is recorded on a straight-line basis over the estimated useful lives. For leasehold improvements, depreciation is recorded over the estimated useful life or the terms of the respective leases, whichever is shorter. Property and equipment is reviewed for impairment when conditions indicate an impairment may be present. If the assets are determined to be impaired, they are either written down to their estimated fair value or the useful life is adjusted to the remaining period of the estimated remaining useful life.

The Company's depreciation and amortization expense related to property and equipment during the years ended December 31, 2023, 2022 and 2021, which was included in Depreciation and amortization expense within the Consolidated Statements of Income, was as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Depreciation expense and amortization	$24.1	$19.8	$16.4

8. Other Intangible Assets, net

The components of other intangible assets, net, as of December 31, 2023 and 2022, were as follows:

		December 31,
		2023			2022
	Weighted
	Average	Intangible		Intangible	Intangible		Intangible
	Life	Assets,	Accumulated	Assets,	Assets,	Accumulated	Assets,
(millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Management contract rights	5.6	$81.0	$(58.0)	$23.0	$81.0	$(52.9)	$28.1
Proprietary know how	6.1	24.1	(6.2)	17.9	21.7	(2.7)	19.0
Customer relationships	7.8	25.1	(8.9)	16.2	24.8	(6.6)	18.2
Trade names and trademarks	12.5	3.0	(1.2)	1.8	2.8	(0.7)	2.1
Covenant not to compete	3.7	2.9	(2.1)	0.8	2.9	(1.4)	1.5
Other intangible assets, net	6.5	$136.1	$(76.4)	$59.7	$133.2	$(64.3)	$68.9

Amortization expense related to other intangible assets during the years ended December 31, 2023, 2022 and 2021, which was included in Depreciation and amortization within the Consolidated Statements of Income, was as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Amortization expense	$12.0	$9.9	$8.7

The expected future amortization of other intangible assets as of December 31, 2023 was as follows:

(millions)	Intangible asset amortization
2024	$11.6
2025	10.5
2026	10.0
2027	6.9
2028	6.6
2029 and thereafter	14.1
Total	$59.7

9. Goodwill

The changes in the carrying amounts of goodwill during the years ended December 31, 2023 and 2022 were as follows:

(millions)	Commercial	Aviation	Total
Net book values as of January 1, 2022
Goodwill	$377.1	$209.0	$586.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$377.1	$149.5	$526.6
Acquisitions	10.1	6.2	16.3
Foreign currency translation	(0.2)	0.5	0.3
Net book value as of December 31, 2022
Goodwill	$387.0	$215.7	$602.7
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$387.0	$156.2	$543.2
Acquisitions	1.0	—	1.0
Foreign currency translation	0.1	0.3	0.4
Net book value as of December 31, 2023
Goodwill	$388.1	$216.0	$604.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$388.1	$156.5	$544.6

10. Fair Value Measurement

Fair Value Measurements-Recurring Basis

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Applicable accounting literature establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect the Company's pricing based upon its own market assumptions. Applicable accounting literature defines levels within the hierarchy based on the reliability of inputs as follows:

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

Contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs under the fair value hierarchy. The Company is subject to contingent consideration arrangements in connection with the acquisition of certain assets of DIRVT, as well as the purchase of a former minority partner’s share in a joint venture with the Company. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value for DIVRT included as part of the consideration payable for the acquired assets and subsequent changes in fair value recorded in operating expenses within the Consolidated Statements of Income. Subsequent changes in the fair value of the contingent consideration related to the purchase of a former minority partner’s share in a joint venture are recorded in Additional paid-in capital within the Consolidated Balance Sheets. See Note 1. Significant Accounting Policies and Practices and Note 2. Acquisitions for further discussion.

Changes to the contingent consideration during the years ended December 31, 2023 and 2022 were as follows:

(millions)	2023	2022
Balance, beginning of year	$4.1	$—
Acquisitions	—	4.0
Additions	1.0	—
Changes in fair value	0.4	0.1
Balance, end of year	$5.5	$4.1

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

Non-financial assets, such as goodwill, other intangible assets, and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value when impairment is recognized. The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of the Company’s goodwill or other intangible assets are not estimated if there is no change in events or circumstances that indicate the carrying amount of the goodwill and intangible assets may not be recoverable. During the years ended December 31, 2022 and 2021, the Company measured certain assets at fair value, which resulted in impairment charges. The fair value of these assets were determined using a discounted cash flow (“DCF”) model, which estimated the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model included the Company’s future projections of cash operating income, capital expenditures and current discount rates.

During the year ended December 31, 2023, the Company did not recognize impairment charges.

For those assets and asset groups for which impairment was recorded, the fair value as of the measurement date, net book value as of December 31, 2022 and 2021, and the related impairment charges during the years ended December 31, 2022 and 2021, were as follows:

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

Financial Instruments Not Measured at Fair Value

The fair value of the Senior Credit Facility and other obligations approximates the carrying amount due to variable interest rates and would be classified as Level 2 in the fair value hierarchy. See Note 11. Borrowing Arrangements for further information.

11. Borrowing Arrangements

Long-term borrowings, as of December 31, 2023 and 2022, in order of preference, were as follows:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2023	2022
Senior Credit Facility, net of original discount on borrowings (1)	April 21, 2027	$328.6	$322.3
Other borrowings (2)	Various	25.2	24.3
Deferred financing costs		(1.7)	(2.4)
Total obligations		352.1	344.2
Less: Current portion of long-term borrowings		16.5	12.4
Long-term borrowings, excluding current portion		$335.6	$331.8
(1)
Included discount on borrowings of $0.9 million and $1.3 million as of December 31, 2023 and 2022, respectively.
(2)
Included finance lease liabilities of $24.1 million and $23.2 million as of December 31, 2023 and 2022, respectively. See Note 3. Leases for further discussion.

The future maturities of debt, including finance leases, as of December 31, 2023, were as follows:

(millions)
2024	$17.4
2025	15.7
2026	14.7
2027	303.6
2028	1.6
Thereafter	1.8
Total	$354.8

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

As of December 31, 2023, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

As of December 31, 2023, the Company had $36.9 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $329.5 million.

The weighted average interest rate on the Company's Senior Credit Facility was 6.5% and 5.6% during the years ended December 31, 2023 and 2022, respectively. That rate included the letters of credit for both years and interest rate collars during the year ended December 31, 2022. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 7.0% and 6.0% during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2022 and 2021, the Company incurred approximately $2.5 million and $1.3 million for fees and other customary closing costs in connection with the Fifth Amendment and the fourth amendment to the Credit Agreement, respectively.

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

On May 6, 2020, concurrent with entering into the Third Amendment, the Company de-designated the interest rate collars. Prior to de-designation, the effective portion of the change in the fair value of the interest rate collars was reported in Accumulated other comprehensive loss. Upon de-designation, the balance in Accumulated other comprehensive loss was being reclassified to Other expense within the Consolidated Statements of Income on a straight-line basis through April 2022, which was over the remaining life for which the interest rate collars had previously been designated as cash flow hedges. Changes in the fair value of the interest rate collars after de-designation were included in Other expense within the Consolidated Statements of Income. During the years ended December 31, 2022 and 2021, $0.8 million and $2.5 million was paid in interest related to the interest rate collars, respectively.

See Note 15. Comprehensive Income for the amount reclassified from Accumulated other comprehensive loss to Other expense within the Consolidated Statements of Income.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the convertible debentures were no longer redeemable for shares. The Convertible Debentures mature April 1, 2028 at $25 per share. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the years ended December 31, 2023 and 2022, respectively. The approximate redemption value of the Convertible Debentures outstanding as of December 31, 2023 and December 31, 2022 was $1.1 million.
12. Stock Repurchase Program

In February 2023, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. No shares have been repurchased under this program.

In May 2022, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. During the year ended December 31, 2023, the Company repurchased 285,700 shares of common stock at an average price of $36.53 under this program. As of December 31, 2023, $0.2 million remained available for repurchase under this program.

As of December 31, 2023, $60.2 million remained available for repurchase under the May 2022 and February 2023 stock repurchase programs. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, has no fixed termination date, and may be suspended at any time at the Company's discretion.

As a condition of the Merger Agreement, beginning on October 4, 2023, the Company is restricted from repurchasing its common stock.

Stock repurchase activity under the May 2022 stock repurchase program for the years ended December 31, 2023 and 2022 was as follows:

(millions, except for share and per share data)	December 31, 2023	December 31, 2022
Total number of shares repurchased	285,700	1,474,300
Average price paid per share	$36.53	$33.47
Total value of common stock repurchased	$10.4	$49.4

The Company recorded $0.1 million in Additional paid-in capital within the Consolidated Balance Sheets during the year ended December 31, 2023, related to the excise tax on net repurchases of common stock that was a provision of the Inflation Reduction Act of 2022.

The remaining authorized repurchase amount under the May 2022 and February 2023 stock repurchase programs as of December 31, 2023 was as follows:

(millions)	December 31, 2023
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

13. Income Taxes

Earnings before income taxes during the years ended December 31, 2023, 2022 and 2021, was as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
United States	$47.8	$65.1	$44.8
Foreign	0.9	0.5	1.0
Total	$48.7	$65.6	$45.8

The components of income tax expense (benefit) during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Current
U.S. Federal	$8.2	$6.9	$(3.2)
Foreign	0.8	0.3	0.2
State	3.6	2.7	1.0
Total current	12.6	9.9	(2.0)
Deferred
U.S. Federal	1.3	5.1	9.7
Foreign	(0.5)	—	0.1
State	0.6	2.5	2.7
Total deferred	1.4	7.6	12.5
Income tax expense	$14.0	$17.5	$10.5

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for U.S. GAAP purposes and the amount used for income tax purposes.

The components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
(millions)	2023	2022
Deferred income tax assets
NOL carry forwards and tax credits	$17.7	$20.2
Lease liabilities	57.8	59.0
Accrued expenses	16.7	15.7
Accrued compensation	10.3	10.2
Depreciation	27.6	27.6
Other	4.8	0.2
Total deferred income tax assets	134.9	132.9
Valuation allowances	(6.8)	(9.0)
Net deferred income tax assets	128.1	123.9
Deferred income tax liabilities
ROU assets	(47.3)	(43.9)
Depreciation and amortization	(12.9)	(13.5)
Goodwill	(22.3)	(19.3)
Equity investments in unconsolidated entities	(4.7)	(5.1)
Other	(0.4)	(0.3)
Total deferred income tax liabilities	(87.6)	(82.1)
Total net deferred income tax asset	$40.5	$41.8

Amounts per Consolidated Balance Sheets
Deferred income tax assets	42.8	44.4
Deferred income tax liabilities (included in Other noncurrent liabilities)	(2.3)	(2.6)
Total net deferred income tax asset	$40.5	$41.8

Changes affecting the valuation allowances on deferred tax assets during the years ended December 31, 2023, 2022 and 2021, were as follows:

	December 31,
(millions)	2023	2022	2021
Beginning Balance	$9.0	$10.9	$10.7
Current year (benefit) expense	(2.2)	(1.9)	0.2
Ending Balance	$6.8	$9.0	$10.9

The accounting guidance for income taxes requires the Company to assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income and potential tax planning strategies. The Company has valuation allowances of $6.8 million and $9.0 million as of December 31, 2023 and 2022, respectively, primarily related to the Company’s state NOLs, foreign tax credits and state tax credits that the Company believes are not likely to be realized based on its estimates of future foreign and state taxable income, limitations on the uses of its state NOLs and the carryforward life over which the state tax benefit is realized.

The Company has $17.7 million of tax effected state NOLs, foreign tax credits and state tax credits as of December 31, 2023, which will expire in the years 2024 through 2043. As noted above, the utilization of NOLs of the Company are limited.

A reconciliation of differences between the U.S. Federal statutory income tax rate and the Company's effective income tax rate during the years ended December 31, 2023, 2022 and 2021, was as follows:

	Year Ended December 31,
(percentages)	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	4.8%	1.3%	1.4%
State and local income taxes, net of federal benefit	11.6%	10.0%	6.8%
Foreign taxes	0.7%	0.4%	0.5%
Federal NOL carryback rate differential	—	—	(4.4)%
Noncontrolling interest	(1.6)%	(0.9)%	(1.7)%
Recognition of tax credits	(3.3)%	(2.2)%	(1.0)%
	33.2%	29.6%	22.6%
Change in valuation allowance	(4.5)%	(2.9)%	0.3%
Effective tax rate	28.7%	26.7%	22.9%

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

Taxes paid were $10.2 million, $13.8 million and $0.8 during the years ended December 31, 2023, 2022 and 2021, respectively. Taxes refunded were $0.2 million, $20.9 million and $0.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023 and 2022, the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.

The Company would recognize potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2023 and 2022 were as follows:

2020 - 2023	United States - federal income tax
2019 - 2023	United States - state and local income tax
2019 - 2023	Foreign - Canada and Puerto Rico

14. Benefit Plans

Deferred Compensation Arrangements

The Company offered deferred compensation arrangements for certain key executives. Certain employees are offered supplemental pension arrangements, subject to their continued employment by the Company, in which the employees will receive a defined monthly benefit upon attaining age 65. As of December 31, 2023 and 2022, the Company had $2.7 million and $2.8 million, respectively, recorded in Other noncurrent liabilities within the Consolidated Balance Sheets, representing the present value of the future benefit payments. Expenses related to these plans was $0.2 million during the years ended December 31, 2023, 2022 and 2021.

In addition, the Company has agreements with certain former executives that provide for aggregate annual payments over periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of the deferred benefits can be reduced. Compensation cost was $0.2 during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, the Company had $1.3 million and $1.4 million, respectively, recorded in Other noncurrent liabilities within the Consolidated Balance Sheets, associated with these agreements.

Life insurance contracts with a face value of approximately $4.1 million as of December 31, 2023 and 2022, respectively, have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts was approximately $3.4 million and $3.3 million as of December 31, 2023 and 2022, respectively, and classified in Other noncurrent assets, net, within the Consolidated Balance Sheets. The plan is a non-qualified plan and not subject to ERISA funding requirements.

Defined Contribution Plans

The Company sponsors savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The plan is a qualified defined contribution plan 401(k). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. As a result of COVID-19, during the second quarter of 2020 and through September 30, 2021, the Company suspended the Company match under the plan. The Company reinstituted the Company match during the fourth quarter of 2021. Expenses related to the Company's 401(k) were $2.6 million, $2.0 million, and $0.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Additionally, the Company offers a non-qualified deferred compensation plan to those employees whose participation in the 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by the employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liabilities. As of December 31, 2023 and 2022, the cash surrender value of the COLI policies was $22.5 million and $19.2 million, respectively, and classified in Other noncurrent assets, net, within the Consolidated Balance Sheets. The liabilities for the non-qualified deferred compensation plan were $24.9 million and $19.4 million as of December 31, 2023 and 2022, respectively, and included in Other noncurrent liabilities within the Consolidated Balance Sheets.

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
•
If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds during the plan years ending October 31, 2023 and August 15, 2023, respectively. The Company does not contribute more than 5% to any other fund. The Company's participation in these plans for the annual periods ended December 31, 2023, 2022 and 2021, is presented in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status was based on information that the Company received from the plan and was certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implementation" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented. Finally, the "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

										Zone
										Status
		Pension Protection								as of the	Expiration
	EIN/	Zone Status				Contributions (millions)				Most	Date of
	Pension				FIP/FR					Recent	Collective
	Plan				Pending				Surcharge	Annual	Bargaining
Pension	Number	2023	2022	2021	Implementation	2023	2022	2021	Imposed	Report	Agreement
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$3.7	$3.5	$2.9	No	2023	10/31/2026
Local 272 Labor Management	13-5673836	Green	Green	Green	N/A	$0.9	$0.9	$0.9	No	2023	8/15/2026

Net expenses for contributions not reimbursed by clients related to multiemployer defined benefit and defined contribution benefit plans were $1.0 million, $0.9 million and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The Company currently does not have any intentions to cease participating in these multiemployer pension plans.

15. Comprehensive Income

The components of other comprehensive income and the income tax benefit allocated to each component during the years ended December 31, 2023, 2022 and 2021, were as follows:

	2023			2022			2021
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.5	$—	$0.5	$0.5	$—	$0.5	$(0.1)	$—	$(0.1)
De-designation of interest rate collars	—	—	—	0.7	0.2	0.5	2.3	0.6	1.7
Other Comprehensive income	$0.5	$—	$0.5	$1.2	$0.2	$1.0	$2.2	$0.6	$1.6

The changes to accumulated other comprehensive loss by component during the years ended December 31, 2023, 2022 and 2021, were as follows:

			Total
	Foreign		Accumulated
	Currency		Other
	Translation	Interest Rate	Comprehensive
(millions)	Adjustments	Collars	Loss
Balance as of January 1, 2021	$(2.2)	$(2.2)	$(4.4)
Other comprehensive loss before reclassification	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	1.7	1.7
Balance as of December 31, 2021	(2.3)	(0.5)	(2.8)
Other comprehensive income before reclassification	0.5	—	0.5
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Balance as of December 31, 2022	(1.8)	—	(1.8)
Other comprehensive income before reclassification	0.5	—	0.5
Balance as of December 31, 2023	$(1.3)	$—	$(1.3)

Reclassifications from accumulated other comprehensive loss during the years ended December 31, 2023, 2022 and 2021, were as follows:

(millions)	2023	2022	2021	Classification in the Consolidated Statements of Income
Interest Rate Collars:
Net realized loss	$—	$0.7	$2.3	Other expenses
Reclassifications before tax	—	0.7	2.3
Income tax benefit	—	0.2	0.6
Reclassifications, net of tax	$—	$0.5	$1.7

16. Legal and Other Commitments and Contingencies

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

17. Segment Information

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as its primary measure of performance, but does not evaluate segments using discrete asset information. Therefore, assets are not presented at the segment level. There were no material inter-segment transactions during the years ended December 31, 2023, 2022 and 2021, and the Company does not allocate other expense (income), interest expense (income) or income tax expense (benefit) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

The Other segment includes costs related to the Company's operational support teams and costs related to common and shared infrastructure, including finance, accounting, information technology, human resources, purchasing, legal and corporate development.

Revenue, operating income (loss), general and administrative expenses and depreciation and amortization by operating segment during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(millions)	2023	2022	2021
Services revenue
Commercial
Management type contracts	$307.7	$276.8	$232.5
Lease type contracts	277.8	261.7	206.5
Total Commercial	585.5	538.5	439.0
Aviation
Management type contracts	282.3	241.9	153.4
Lease type contracts	15.4	14.0	9.1
Total Aviation	297.7	255.9	162.5
Reimbursed management type contract revenue	899.1	759.1	575.7
Total services revenue	$1,782.3	$1,553.5	$1,177.2
Operating income (loss)
Commercial	$135.0	$122.0	$101.3
Aviation	37.9	33.5	21.8
Other	(95.4)	(72.6)	(56.6)
Total operating income	$77.5	$82.9	$66.5
General and administrative expenses
Commercial	$36.6	$29.3	$23.0
Aviation	17.2	12.6	11.8
Other	86.6	67.2	53.4
Total general and administrative expenses	$140.4	$109.1	$88.2
Depreciation and amortization
Commercial(1)	$15.1	$13.1	$13.5
Aviation(2)	12.2	11.2	8.4
Other	8.8	5.4	3.2
Total depreciation and amortization	$36.1	$29.7	$25.1
(1)
Included depreciation and amortization expenses related to cost of services activities of $8.3 million, $7.9 million and $7.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

(2)
Included depreciation and amortization expenses related to cost of services activities of $6.1 million, $5.8 million and $4.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of SP Plus Corporation's (“SP+, “we” ,”our”, “us”) our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Form 10-K.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Security Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and Corporate Controller, to allow timely decisions regarding required disclosures.

Based upon the Evaluation, our CEO, CFO and Corporate Controller concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to promote reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our CEO, CFO and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of the Effectiveness of Internal Control

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with applicable accounting principles generally accepted in the United States (“US GAAP"). Our internal control over financial reporting includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including our CEO, CFO and Corporate Controller, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors (the "Board") regarding the preparation and fair presentation of our published financial statements.

Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2017 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Board

The Board is set forth below.

G Marc Baumann

Age: 68

Mr. Baumann has served as our Chairman of the Board since May 2021, our President since March 2014 and as CEO and a director since January 1, 2015. Mr. Baumann served as our Chief Operating Officer ("COO") from March 2014 through December 2014, CFO and Treasurer from October 2000 to March 2014, President of Urban Operations from October 2012 to March 2014, and Executive Vice President from October 2000 to October 2012. Mr. Baumann holds a B.S. degree from Northwestern University and an M.B.A. degree from the Kellogg School of Management at Northwestern University.

Qualifications: In addition to the qualifications described above, the Board believes Mr. Baumann’s extensive industry knowledge in transportation and mobility and his deep knowledge of SP+ allow him to contribute unique strategic insights to the Board.

Alice M. Peterson

Age: 71

Board Committees:

•
Audit Committee
•
Executive Committee
•
Nominating and Corporate Governance Committee (Chair)

Ms. Peterson has served as a director since March 2018. She has been the President of Kentucky Heritage Hemp Company LLC since 2021. From 2020 to 2021, Ms. Peterson was the principal of The Loretto Group, a consultancy focused on sustainably profitable business growth. From 2019 to 2020, Ms. Peterson served as the Executive Vice President of Operations for Fluresh LLC, a grower and seller of cannabis products. Prior to that, Ms. Peterson was the President of The Loretto Group from 2016 through 2018. From 2012 through 2015, she served as COO of PPL Group and Big Shoulders Capital, both private equity firms with common ownership. From 2009 to 2010, Ms. Peterson served as the Chief Ethics Officer of SAI Global, a provider of compliance and ethics services, and was a special advisor to SAI Global until 2012.

Ms. Peterson served as a director of RIM Finance, LLC, a wholly owned subsidiary of Research in Motion, Ltd., the maker of the Blackberry™ handheld device, from 2000 to 2013. Ms. Peterson served as a director of Patina Solutions, which provides professionals with a flexible basis to help companies achieve their business objectives, from 2012 to 2013. Ms. Peterson served as a director of the general partner of Williams Partners L.P. and its predecessor (a diversified master limited partnership focused on natural gas transportation; gathering, treating and processing; storage; natural gas liquid fractionation; and oil transportation) from 2005 to 2018 and served as the chair of its audit committee and was a member of the conflicts committee. Ms. Peterson previously served as a director of Navistar Financial Corporation, a wholly owned subsidiary of Navistar International (a manufacturer of commercial and military trucks, diesel engines and parts), Hanesbrands Inc. (an apparel company), TBC Corporation (a marketer of private branded replacement tires), and Fleming Companies (a supplier of consumer package goods). Ms. Peterson holds a B.A. degree from the University of Louisville and an M.B.A. in Finance from Vanderbilt University.

Qualifications: In addition to the qualifications described above, the Board believes Ms. Peterson’s financial and accounting, corporate governance, securities and capital markets, executive leadership, strategy development and risk management, and operating experience are particularly important attributes for a director of SP+.

Gregory A. Reid

Age: 71

Board Committees:

•
Audit Committee
•
Compensation Committee

Mr. Reid has served as a director since May 2017. He has served as President of BoomDeYada, LLC, a brand development consultancy group, since October 2011. Prior to founding BoomDeYada, Mr. Reid held various marketing and sales positions at YRC Worldwide, Inc., a transportation and global logistics company, including as Senior Vice President of sales and marketing from 1997 to 2001, Senior Vice President and Chief Marketing Officer from 2001 to 2006, and Executive Vice President and Chief Marketing Officer from 2007 to 2011. From 1994 to 1997, Mr. Reid served as a Vice President and General Manager for the Integrated Logistics Division of Ryder System Inc. Mr. Reid holds a Bachelor of Business Administration degree in Marketing from the University of Cincinnati.

Qualifications: In addition to the qualifications described above, the Board believes Mr. Reid’s strategic planning experience, marketing experience and leadership in the transportation and logistics industry are particularly important attributes for a director of SP+.

Wyman T. Roberts

Age: 64

Board Committees:

•
Compensation Committee (Chair)
•
Executive Committee
•
Nominating and Corporate Governance Committee

Mr. Roberts has served as a director since April 2015. He retired in 2022 as President and CEO of Brinker International, Inc., a position he held since January 2013, and as President of Chili’s Grill & Bar, a position he held since September 2018. Mr. Roberts served as a director of Brinker International, Inc., from February 2013 to May 2022. From November 2009 to June 2016, Mr. Roberts served as President of Chili’s Grill & Bar. He served in various other executive roles at Brinker

International from August 2005 to October 2009, including serving as President of Maggiano’s Little Italy and Chief Marketing Officer. Mr. Roberts served as Executive Vice President and Chief Marketing Officer for NBC’s Universal Parks & Resorts from December 2000 until August 2005. Mr. Roberts has a Bachelor’s degree in Finance and an M.B.A. from Brigham Young University.

Qualifications: In addition to the qualifications described above, the Board believes Mr. Roberts’ understanding of technology-based marketing and experience managing a large workforce are particularly important attributes for a director of SP+.

Diana L. Sands

Age: 58

Board Committees:

•
Audit Committee (Chair)
•
Compensation Committee
•
Executive Committee

Ms. Sands has served as a director since May 2021. She has been a member of the Board of Directors for AngloGold Ashanti since June 2023 and for Vmo Aircraft Leasing since September 2022. She was also on the Board of Directors for PDC Energy, Inc. from February 2021 to August 2023 when it was acquired by Chevron Corporation. Prior to that, from 2016 to 2020, Ms. Sands was an executive officer and Senior Vice President of the Office of Internal Governance and Administration at The Boeing Company and the Senior Vice President of the Office of Internal Governance from 2014 to 2016, where she oversaw a diverse team including internal audit, ethics & investigations, compliance risk management, security and internal services. Since joining Boeing in 2001, Ms. Sands held senior finance roles, including Corporate Controller from 2012 to 2014 and Vice President of Investor Relations from 2008 to 2012. She also led financial planning and analysis and worked in corporate treasury. Prior to that, Ms. Sands held various roles at General Motors Corporation. Ms. Sands has a Master's in Business Administration from Northwestern's Kellogg School of Management, and a Bachelor's in Business Administration from University of Michigan's Ross Business School.

Qualifications: In addition to the qualifications described above, the Board believes Ms. Sands’ understanding of technology, corporate strategy, ethics, compliance and governance, along with her deep financial expertise are particularly important attributes for a director of SP+.

Douglas R. Waggoner

Age: 65

Board Committees:

•
Compensation Committee
•
Executive Committee (Chair)
•
Nominating and Corporate Governance Committee

Mr. Waggoner has served as our Lead Independent Director since May 2021 and as a director since April 2015. He has served as CEO of Echo Global Logistics, Inc. ("Echo"), a provider of a wide range of transportation and logistics services, since December 2006. He was on the Board of Directors for Echo from February 2008 to 2021, and was Chairman of the Board of Directors of Echo from June 2015 to 2021. Prior to joining Echo, Mr. Waggoner founded SelecTrans, LLC, a transportation management system software provider based in Chicago, Illinois. From April 2004 to December 2005, Mr. Waggoner served as CEO of USF Bestway, and from January 2002 to April 2004 he served as Senior Vice President of strategic marketing for USF Corporation. Mr. Waggoner holds a Bachelor’s degree in Economics from San Diego State University.

Qualifications: In addition to the qualifications described above, the Board believes Mr. Waggoner’s technology experience and leadership in the transportation and logistics industry are particularly important attributes for a director of SP+.

Executive Officers (other than the CEO)

The table below sets forth certain information regarding our executive officers, except for Mr. Baumann, whose biographical information is included in the Directors of the Board within Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kristopher H. Roy	49	CFO & Treasurer
Christopher Sherman	48	President, Commercial Division
Ritu Vig	46	President, Aviation Division

Kristopher H. Roy has served as CFO & Treasurer since September 2019. Mr. Roy served as Senior Vice President and Corporate Controller from 2015 through August 2019. He joined SP+ in 2013 as Vice President and Assistant Controller. Prior to joining SP+, Mr. Roy served as Global Director of Accounting, Consolidation and Financial Systems at CNH Industrial N.V. and its predecessor from March 2013 to December 2013. He was a Senior Manager with Ernst & Young, LLP from 2009 until 2013. Mr. Roy is a Certified Public Accountant and earned his Bachelor of Arts degree from Michigan State University.

Christopher Sherman has served as President, Commercial Division since January 2023. Prior to that, Mr. Sherman was our Chief Strategy Officer, Commercial Division from March 2022 through December 2022 and a Senior Vice President from October 2012 through February 2022. Mr. Sherman served in the following positions at our predecessor company Central Parking Corporation: Vice President from January 2011 through September 2012; General Manager from October 2002 through December 2010 and Operations Manager from September 2001 through September 2002. Mr. Sherman earned his Bachelor of Science degree in Business from the University of Baltimore.

Ritu Vig has served as President, Aviation Division since January 2023. Prior to that, Ms. Vig was our Chief Legal Officer and Corporate Secretary from September 2019 through December 2022. Ms. Vig joined SP+ in November 2018, when she became Senior Vice President, Deputy General Counsel, a position she held until September 2019. Prior to joining SP+, Ms. Vig was Vice President, Associate General Counsel of RR Donnelley & Sons Company from September 2016 through November 2018. Ms. Vig earned her Juris Doctor degree and Bachelor of Science degree in Finance from the University of Illinois and holds a Master of Business Administration from the University of Chicago Booth School of Business.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our equity securities to file with the SEC initial reports of beneficial ownership of the common stock and reports of changes in their beneficial ownership and to furnish us with copies of those reports. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial reports of ownership and reports of changes in ownership and filing such reports with the SEC. To our knowledge, based solely upon a review of copies of reports furnished to us or written representations from certain reporting persons, we believe that during 2023, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were met in a timely manner, except for a Form 4 covering two late transactions filed by each of G Marc Baumann, Kristopher H. Roy, Christopher Sherman and Ritu Vig.

Codes of Conduct and Ethics

We have adopted a code of ethics as part of our compliance program. The code of ethics applies to our CEO (Principal Executive Officer), CFO (Principal Financial Officer) and Corporate Controller (Principal Accounting Officer) and all other persons performing similar functions on behalf of SP+. In addition, we have adopted a code of business conduct that applies to all of our officers and employees. Any amendments to, or waivers from, our code of ethics will be posted on our website www.spplus.com. These codes are available on the Investor Relations portion of our website and copies will be provided to you without charge upon request to investor_relations@spplus.com.

Audit Committee

We have established an Audit Committee, which currently has three members: Diana L. Sands, who serves as Chair, Alice M. Peterson and Gregory A. Reid. The Board has determined that all members of the Audit Committee meet Nasdaq Stock Market LLC (“Nasdaq”)’s financial literacy and independence requirements, and that Ms. Peterson and Ms. Sands each qualify as an “audit committee financial expert” for purposes of the rules and regulations of the SEC. We limit the number of public-company audit committees on which any Audit Committee member may serve to three. The Board will continue to monitor and assess the audit committee memberships of our Audit Committee members on a regular basis.

The Audit Committee’s primary duties and responsibilities are to:

•
meet with our independent registered public accounting firm to review the results of the annual audit and to discuss our financial statements, including the independent registered public accounting firm’s judgment about the quality of accounting principles, the reasonableness of significant judgments, the clarity of the disclosures in our financial statements, our internal control over financial reporting, and management’s report with respect to internal control over financial reporting;
•
meet with our independent registered public accounting firm to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q and Annual Report on 10-K;
•
recommend to the Board the independent registered public accounting firm to be retained by us;
•
oversee the independence of the independent registered public accounting firm;
•
evaluate the independent registered public accounting firm’s performance;
•
review and approve the services of the independent registered public accounting firm;
•
receive and consider the independent registered public accounting firm’s comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs;
•
approve the Audit Committee Report for inclusion in public filings;
•
approve audit and non-audit services provided to us by our independent registered public accounting firm;
•
consider conflicts of interest and review all transactions with related persons involving executive officers or the Board that are reasonably expected to exceed specified thresholds;
•
meet with our Chief Legal Officer to discuss legal matters that may have a material impact on our financial statements or our compliance policies and with other members of management to discuss other areas of risk to SP+;
•
meet with management, the Vice President of Internal Audit and the independent registered public accounting firm to discuss any matters that the Audit Committee or any of these persons or firms believes should be discussed; and
•
review and approve our policies and decisions about using and entering into swaps.

A complete description of the Audit Committee’s function may be found in its charter, which may be accessed through the Corporate Governance section of our website, accessible through our Investor Relations page at www.spplus.com.

Item 11. Executive Compensation

On October 4, 2023, we entered into the Merger Agreement by and among us, Metropolis and the Merger Sub. See Note 1. Significant Accounting Policies and Practices within the Notes to the Consolidated Financial Statements for further discussion. The following discussion references the Merger Agreement.

Compensation Discussion and Analysis (the "CD&A")

This CD&A describes the material components of the executive compensation program applicable to our named executive officers ("NEOs"). While the discussion in the CD&A focuses on our NEOs, many of our executive compensation programs apply broadly across our executive ranks.

Our NEOs during the year ended December 31, 2023 were as follows:

•
G Marc Baumann, our Chairman and CEO;
•
Kristopher H. Roy, our CFO;
•
Christopher Sherman, our President, Commercial Division; and

•
Ritu Vig, our President, Aviation Division

2023 Compensation Overview

Our NEOs showed exceptional leadership and focus as they executed our strategy to drive long-term growth. The following elements of compensation were earned by, or awarded to, our NEOs in 2023:

•
Base Salary – We reviewed the base salaries of our NEOs against market data for comparative positions and made adjustments as appropriate. The actions taken in 2023 with respect to base salaries of our NEOs are described in more detail under the caption “2023 Compensation Decisions – 2023 Base Salary” below.
•
Management Incentive Compensation Program – Each NEO participates in our annual bonus program to reward year-over-year growth in PBC Adjusted EBITDA (as defined below) and business unit performance, as well as increase the number of SP+ technology enabled transactions (the "Management Incentive Compensation Program"). In order to receive the maximum payout under this program, SP+ needed to achieve PBC Adjusted EBITDA of approximately $156.6 million and 19.2 million SP+ technology enabled transactions.
•
Long-Term Incentive Plan (“LTIP”) – Each NEO has a meaningful amount of compensation tied to the performance of our stock through a performance-based incentive program under our LTIP. On March 1, 2023, the Compensation Committee of the Board established that for the 2023-2025 performance cycle under the LTIP, the award for each NEO would consist of 50% performance share units ("PSUs") and 50% restricted stock units ("RSUs"). Additionally, consistent with the 2022-2024 performance cycle, the awards granted in 2023 would be based on PBC Adjusted EBITDA (as defined below) over the three year period.
•
Perquisites and Other Compensation – We believe that perquisites are often a way to provide the NEOs with additional annual compensation that supplements their base salaries and bonus opportunities and are intended to ensure productivity. A current example of perquisites is a personal financial planning option. When determining each NEO's base salary, we take the value of each NEO's perquisites and personal benefits into consideration.

Each of our NEOs is considered to be a "disqualified individual" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). To the extent that the closing of the proposed merger with Metropolis is anticipated to occur in 2024, SP+ was permitted under the Merger Agreement to take, and took the following tax-planning actions in 2023, to mitigate any adverse tax consequences under Sections 280G or 4999 of the Code that could arise in connection with the closing of the proposed merger with Metropolis:

•
Management Incentive Compensation Program – Per the terms of the Merger Agreement, we provided for payment in 2023 of performance-based cash incentive compensation awards that would otherwise be payable in 2024, which was based on the attainment of the applicable performance metrics at the actual level of performance through September 30, 2023 (determined by pro-rating the performance metrics to reflect a shortened performance period). The actions taken in 2023 with respect to the Management Incentive Compensation Program for our NEOs are described in more detail under the caption “2023 Compensation Decisions – 2023 Management Incentive Compensation Program Payouts and Performance Analysis” below.
•
LTIP – Per the terms of the Merger Agreement, each outstanding (i) RSU which was scheduled to vest on December 31, 2023 that was held by a disqualified individual (within the meaning Section 280G of the Code) vested in full on December 1, 2023 and settled in December 2023; and (ii) PSU for the performance period which was scheduled to end on December 31, 2023 that was held by a disqualified individual (within the meaning Section 280G of the Code) vested and settled in December 2023, determined based on the attainment of the applicable performance metrics at the actual level of performance through September 30, 2023 (which was equal to 200% of target performance). The actions taken in 2023 with respect to our LTIP for our NEOs are described in more detail under the caption “2023 Compensation Decisions – 2023 Long-Term Incentive Plan Payouts and Performance Analysis” below.

Compensation Philosophy and Competitive Positioning

Our compensation program is designed to reward employees for producing sustainable growth for our stockholders and to attract, motivate and retain top talent in the industry. Like most companies, we use a combination of fixed and variable, “at-risk” compensation programs to help align the interests of our executives with our stockholders. This “pay-for-performance” philosophy forms the foundation of our Compensation Committee’s decisions regarding compensation. Underlying these decisions is the Compensation Committee’s beliefs that the labor market for the type of talent we require is limited, and that our executives are among the most capable and highest performing in the industry.

Our Compensation Committee believes that the compensation of our NEOs must be closely aligned with our performance, on both a short- and long-term basis, at responsible levels that are consistent with our cost-conscious culture. At the same time, the Compensation Committee recognizes that our compensation programs must be designed to attract and retain key executives, many of whom are responsible for developing, nurturing and maintaining the client relationships that are important to producing superior results for our stockholders.

In May 2023, after a robust assessment process, the Compensation Committee selected a new independent consultant: Meridian Compensation Partners, LLC ("Meridian"). In order to provide a market perspective on executive and board pay levels, design practices and goal setting, Meridian completed an analysis and recommendation to establish a compensation peer group for SP+. The peer group consists of 18 peer companies as set forth below:

Companies in Peer Group (established by Meridian)
BrightView Holdings, Inc.	Forward Air Corporation	Stericycle, Inc.
Casella Waste Systems, Inc.	Healthcare Services Group, Inc.	The Brink's Company
Civeo Corporations	Itron, Inc.	UniFirst Corporation
Convenant Logistics Group, Inc.	McGrath RentCorp	Universal Logistics Holdings, Inc.
Deluxe Corporation	Montrose Environmental Group, Inc.	Verra Mobility Corporation
Enviri Corporation	Sabre Corporation	Werner Enterprises, Inc.

Given SP+'s diverse businesses, the peer group was selected based on a best available set of peers considering industry, business mix, size and scope. Subsequently, Meridian conducted market-based assessments as to the competitiveness of our executives’ total pay opportunities. This competitive analysis for our NEOs found the following:

•
Our cash compensation is generally competitive with market norms while target bonuses are lagging the market median;
•
Annualized long-term incentive compensation fell below the market median for all four of our NEOs; and
•
Total direct compensation levels (both actual and target) are positioned below the market median for all four NEOs.

Given the information obtained from the current and previous compensation studies, the Compensation Committee has informally adopted a guideline that targets total cash compensation and equity in the 50th percentile range for our NEOs. This range is merely a guideline, as the Compensation Committee does not believe in fixing compensation levels based only on market comparisons. Rather, the Compensation Committee believes that other factors should be considered and weighted appropriately, including, but not limited to:

•
individual performance;
•
pay levels in our industry; and
•
our overall performance in relation to the performance of other companies in our industry.

Reasonableness of Compensation

We manage our pay structure and make compensation decisions using a combination of policies, practices and inherent logic. We have a “pay-for-performance” culture as exemplified by our management of salaries, bonus compensation and equity compensation. Base salaries may be adjusted to provide market-based increases, and our executives’ true upside potential has been provided through bonuses and stock-based award opportunities available under our annual cash and long-term incentive plans. After considering all components of the compensation paid to the NEOs, the Compensation Committee has determined that the compensation arrangements are reasonable and appropriate given our overall performance, market for talent, executive retention and business strategy.

Compensation Objectives and Program Components

Our overall compensation philosophy is governed by three fundamental objectives:

•
attracting and retaining qualified key executives, many of whom are responsible for developing, nurturing and maintaining the client relationships that are critical to our business;
•
motivating performance to achieve specific strategic and operating objectives of SP+; and
•
aligning executives’ interests with the long-term interests of our stockholders.

Our NEO compensation consists primarily of the following elements: base salary; an annual incentive bonus under our Management Incentive Compensation Program; compensation under our LTIP, which includes grants of PSUs and RSUs; perquisites and personal benefits; and retirement benefits and deferred compensation opportunities.

The Compensation Committee reviews the executive compensation program and NEO compensation on an annual basis. The use and relative contribution of each compensation element is based on a discretionary determination by the Compensation Committee of the importance of each compensation element in supporting our financial and strategic objectives, after taking into consideration the recommendations of our CEO.

The primary elements of our 2023 executive compensation program were:

Compensation Element	Compensation Objective	Performance Metric	Characteristics	Time Horizon
Base Salary	• Attract and retain qualified executives	• None	• Market-competitive, fixed level of compensation	• Annual
Management Incentive Compensation Program	• Attract and retain qualified executives • Motivate performance to achieve specific strategies and operating objectives in the short term	• PBC Adjusted EBITDA • SP+ Technology Enabled Transactions	• At target, annual incentive provides market-competitive total cash opportunity • At-risk compensation	• Annual
LTIP	• Attract and retain qualified executives • Motivate performance to achieve specific strategies and operating objectives in the medium term • Align NEO's and stockholders' long-term interests	• For PSUs, PBC Adjusted EBITDA	• PSU and RSU awards paid in shares of SP+ common stock • At-risk compensation	• Three years cliff vesting
Other Stock-Based Grants	• Attract and retain qualified executives • Motivate performance to achieve specific strategies and operating objectives in the long-term • Align NEO's and stockholders' long-term interests	• None	• Typically RSUs are granted with cliff vesting	• Three years cliff vesting

Base Salary

Base salary is a critical element of NEO compensation because it is the source of an officer’s consistent income stream and is the most visible barometer of evaluation vis-à-vis the employment market. In establishing and reviewing base salaries, the Compensation Committee considers various factors that include the executive’s qualifications and experience, scope of responsibilities, internal pay equity, past performance and achievements, future expectations that include the executive’s ability to impact short-term and long-term results, as well as the salary practices at other comparable companies. We strive to provide our NEOs with a competitive base salary that is in line with their roles and responsibilities when compared to companies of comparable size.

Management Incentive Compensation Program

Our NEOs participate in our Management Incentive Compensation Program, which provides for an annual cash incentive bonus. Our Compensation Committee oversees this program. By creating target awards and setting performance objectives at the beginning of each fiscal year, our NEOs have the proper incentives to attain key performance metrics. The target bonus opportunities are fixed and subject to change only via approval of the Compensation Committee.

In order to calculate the payout under the Management Incentive Compensation Program, the target bonus amount is multiplied by our PBC Adjusted EBITDA achievement percentage. The total of that is then multiplied by the business unit attainment percentage for those NEOs whose payout under this program is based on both a PBC Adjusted EBITDA target and a business unit performance metric. Additionally, in 2023, the Compensation Committee approved 10% of the bonus to be based on achievement of a SP+ enabled technology transaction goal. Payouts could range from 0% to 200% of target.

The target bonuses, metrics, weightings, level of achievement and awards are reported in the tables set forth under “2023 Annual Incentive Compensation Program Payouts and Performance Analysis,” below.

LTIP

Because one of our basic compensation objectives is to align our executives’ interests with the long-term interests of our stockholders, we make annual equity grants to our executives in the form of PSUs and RSUs, as further described below. Additionally, in order to align our executives' interests with the long-term interests of our stockholders, we implemented the executive stock ownership requirements, are described under the caption “Executive Stock Ownership Requirements” below.

Performance Share Program. The objective of granting PSUs under our LTIP to participating executives (the "Performance Share Program") is to link compensation to business performance, encourage ownership of our common stock, retain executive talent, and incentivize and reward executive performance. The Performance Share Program provides participating executives with the opportunity to earn shares of our common stock if performance targets for PBC Adjusted EBITDA (for the 2022-2024 and 2023-2025 cycles) are achieved over the cumulative three-year period and recipients satisfy service-based vesting requirements. The Compensation Committee may choose to discontinue the plan or change the performance measures for future performance periods.

For purposes of the Performance Share Program, adjusted EBITDA for each respective performance period will be adjusted for any one-time expenses, benefits, cash payments or receipts made for acquisitions, restructuring and other related costs, joint ventures or other transactions; one-time expenses and benefits related to the sale or disposition of assets; legal costs for one-time, non-recurring items that are considered non-core to the business; cash taxes paid; and significant refinancing costs and expenses (“PBC Adjusted EBITDA”).

The number of PSUs set aside at the onset of the performance period is determined by dividing the proportional annual award values established for our NEOs by the closing share price of our common stock on the day approved by the Compensation Committee. The PSUs issued under the Performance Share Program do not vest until the end of the performance period upon attainment of the performance goals. However, once the PSUs vest, they are no longer subject to forfeiture unless the executive is in violation of the non-compete provisions of the executive’s PSU agreement.

The target Performance Share Program metrics and awards are reported in the tables set forth under “2023 Long-Term Incentive Plan Payouts and Performance Analysis,” below.

RSUs. The objective of granting RSUs is to link compensation to the performance of our common stock, encourage ownership of our common stock and retain executive talent. RSUs typically vest three years from the date of issuance and represent the right to receive shares of our common stock upon vesting. The number of RSUs awarded to an NEO is calculated based on the closing share price of our common stock on the grant date. As a result, the final value of the RSU award depends upon the performance of the stock price at the end of the vesting period.

Other Stock-Based Grants. Periodically, stock awards may be made in the form of RSUs to senior executives, depending on individual performance and the environment for senior executive leadership talent. The RSUs typically vest three years from the date of issuance and represent the right to receive shares of our common stock upon vesting. The number of shares subject to each RSU award is calculated based on the closing share price of our common stock on the grant date. The Compensation Committee believes that these RSUs help to retain executives because they have value upon vesting regardless of our stock price. The Compensation Committee did not grant any such supplemental stock awards to NEOs in 2023.

Perquisites and Personal Benefits

We provide our NEOs with certain limited perquisites and personal benefits. We believe that perquisites are often a way to provide the NEOs with additional annual compensation that supplements their base salaries and bonus opportunities and are intended to ensure productivity. When determining each NEO’s base salary, we take the value of each NEOs’ perquisites and personal benefits into consideration.

The perquisites and personal benefits paid to each NEO in 2023 are reported in column (i) of the Summary Compensation Table, below, and further described in the footnotes thereto.

Retirement Benefits and Deferred Compensation Opportunities

Deferred compensation is a tax-advantaged means of providing certain NEOs with additional compensation that supplements their base salaries and bonus opportunities, including our 401(k) plan.

Employment Agreements

Historically, we have maintained employment agreements with all of our NEOs. It is customary in our industry for senior executives to have employment agreements because it encourages employment continuity and is a practical means to ensure that client relationships are protected through the legal enforcement of protective covenants, including the covenant not to compete and the covenant not to solicit customers and employees.

The Company entered into new employment arrangements with Mr. Sherman and Ms.Vig, effective January 1, 2023, in connection with planned succession changes. As part of these changes, effective January 1, 2023, Mr. Sherman transitioned to the role of President of the Commercial Division and Ms. Vig transitioned to the role of President of the Aviation Division. On October 4, 2023, we entered into an Amended and Restated CEO Agreement with Mr. Baumann to include clarifying language regarding the definition of good reason and the pre change in control protection period, as well as other compliance-related updates.

The employment agreements of all our NEOs have provisions that are triggered if they are terminated for various reasons. Please see the “Payments and Potential Payments Upon Termination or Change-in-Control” section below for a description of the potential payments that may be made to the NEOs in connection with their termination of employment or a change-in-control, and “Executive Compensation-Employment Agreements” for a more detailed description of the employment agreements of our NEOs.

Change in Control Severance Plan

We have a Change in Control Severance Plan (the “Change in Control Severance Plan”) for the benefit of certain executive officers. The Change in Control Severance Plan has provisions that are triggered if these officers are terminated for various reasons. Please see the “Payments and Potential Payments Upon Termination or Change-in-Control” section below for a description of the potential payments that may be made to our NEOs in connection with their termination of employment under the Change in Control Severance Plan, and “Executive Compensation-Change in Control Severance Plan” for a more detailed description of the Change in Control Severance Plan.

2023 Compensation Decisions

All our NEOs have entered into employment agreements with us, and their compensation is governed largely by their respective employment agreements. The compensation program for our NEOs is focused on incentive-based compensation, consistent with our philosophy of creating long-term value for our stakeholders. As a result, the majority of our NEO’s compensation is considered “at-risk”.

The mix of fixed and variable compensation at target and realized pay for Mr. Baumann earned in 2023 is reflected below. Taking into consideration his actual salary, earned annual incentive bonus payout, actual stock awards for the 2021-2023 PSUs at 200% and the 2021-2023 RSUs, Mr. Baumann earned $5,997,363 in 2023, which was approximately 157.8% of his 2023 annual total target compensation of $3,800,000.

	2023
	Target Annual Compensation	Actual Annual Compensation
RSUs	$1,650,000	$2,419,183
PSUs	550,000	1,612,789
Annual Incentive	800,000	1,165,360
Salary	800,000	800,031

Taking into consideration the actual salary, earned annual incentive bonus payout, and earned stock awards that vested in 2023, our other NEOs as a group earned, on average, 139.5% of their total annual target compensation in 2023.

2023 Base Salary

In 2023, three of our NEOs received a base salary increase - two of which were tied to promotional increases. The table below reflects the base salary for each of our NEOs in 2023.

	2023	2022
Name	Salary	Salary	% Increase (Decrease)
G Marc Baumann	$800,000	$800,000	0.0%
Kristopher H. Roy	525,000	475,000	10.5%
Christopher Sherman	500,000	412,000	21.4%
Ritu Vig	450,000	400,000	12.5%

2023 Management Incentive Compensation Program Payouts and Performance Analysis

Our annual bonus program in 2023 for our NEOs was designed to reward year-over-year growth in PBC Adjusted EBITDA and business unit performance, as well as increase the number of SP+ technology enabled transactions. In order to receive the maximum payout under this program, SP+ needed to achieve PBC Adjusted EBITDA of approximately $156.6 million and 19.2 million SP+ technology enabled transactions. In 2023, as outlined in the Merger Agreement, each outstanding performance-based cash incentive award for the performance period which was scheduled to end on December 31, 2023 that was held by a disqualified individual (within the meaning Section 280G of the Code) was paid in December 2023, determined based on the attainment of the applicable performance metrics at the actual level of performance through September 30, 2023. The PBC Adjusted EBITDA of $104.8 million resulted in a payout of 142.9% for the financial metric (90% weighting) and 170.6% for the technology transaction metric (10% weighting) under the Management Incentive Compensation Program, as shown in the table below.

	2023
Name	Base Salary	Target Bonus	Threshold Bonus	Maximum Bonus	Actual Bonus	Actual Bonus as % of Target
G Marc Baumann	$800,000	$800,000	$200,000	$1,600,000	$1,165,360	146%
Kristopher H. Roy(1)	525,000	300,000	75,000	600,000	437,010	146%
Christopher Sherman(2)	500,000	250,000	62,500	500,000	396,328	159%
Ritu Vig	450,000	225,000	56,250	450,000	368,270	164%
(1)
Effective in 2023, Mr. Roy received an increase to his target bonus from $275,000 to $300,000 to address market competitiveness.
(2)
Effective in 2023, Mr. Sherman received an increase to his target bonus from $175,000 to $250,000 as he was promoted into the President, Commercial Division role.

The Compensation Committee believes that the PBC Adjusted EBITDA measure and SP+ enabled technology transactions for our CEO and the other NEOs that participate in the program are the appropriate measures of performance at this time. These measures may be modified as circumstances warrant, including possible adjustments due to acquisitions and other atypical events.

2023 LTIP Payouts and Performance Analysis

RSUs scheduled to vest December 31, 2023

In December 2023, per the terms of the Merger Agreement, each outstanding RSU which was scheduled to vest on December 31, 2023 that was held by a disqualified individual (within the meaning of Section 280G of the Code) vested in full on December 1, 2023 and settled in December 2023.

	2023
Name	Shares Awarded on Settlement (#)(1)	Actual Value Realized on Settlement ($)(2)
G Marc Baumann	47,130	$2,419,183
Kristopher H. Roy	10,712	549,847
Christopher Sherman	2,679	137,513
Ritu Vig	8,034	412,385
(1)
RSUs granted on March 3, 2021 that vested December 1, 2023.
(2)
Actual value is based on the closing price of shares on the settlement date, which was December 6, 2023 ($51.33).

2021-2023 PSU Cycle

Payouts under the Performance Share Program vest at the end of three-year performance periods. Payouts for the 2021-2023 PSU cycle were based upon our PBC Adjusted EBITDA during the cycle.

•
In December 2023, per the terms of the Merger Agreement, each outstanding PSU for the performance period which was scheduled to end on December 31, 2023 that was held by a disqualified individual (within the meaning of Section 280G of the Code) vested on December 1, 2023 and settled in December 2023, determined based on the attainment of the applicable performance metrics at the actual level of performance through September 30, 2023 (which was equal to 200% of target performance).

	2023
Name	Target Value ($)	Target Shares (#)(1)	Shares Awarded (#)	Actual Value ($)(2)	Realized Value as % of Target Value
G Marc Baumann	$550,000	15,710	31,420	1,612,789	293%
Kristopher H. Roy	125,000	3,570	7,140	366,496	293%
Christopher Sherman	31,250	892	1,784	91,573	293%
Ritu Vig	93,750	2,678	5,356	274,923	293%
(1)
Target shares were calculated by dividing the target value by the stock price at the beginning of the performance period ($35.01) rounded to the nearest full share.
(2)
Actual value was based on the closing price of shares on the settlement date, which was December 6, 2023 ($51.33).

2023-2025 PSU Cycle

In March 2023, the Compensation Committee established the payout formula for the 2023-2025 PSU cycle under the Performance Share Program equal to one percent for every $1 million of cumulative three-year PBC Adjusted EBITDA over $380.8 million up to a $571.3 million cap with $476.1 million as the target.

Performance Level	Cumulative Three-Year PBC Adjusted EBITDA (millions)	Performance Payout* (%)
Maximum	$571.3	200%
Target	476.1	100%
Threshold	380.8	0%

* If our cumulative three-year PBC Adjusted EBITDA falls between performance levels, the performance payout percentage is determined by linear interpolation between such performance levels.

In March 2023, the Compensation Committee also established that for the 2023-2025 performance cycle under the LTIP, the award for each NEO would consist of 50% PSUs and 50% RSUs. The number of RSUs set aside at the onset of the period is determined by dividing 50% of the annual reward value established for each of our NEOs by the stock price on the grant date ($34.57 on March 1, 2023). The table below shows PSU awards granted to each of our NEOs for the 2023-2025 performance cycle.

Name	2023 - 2025 Threshold ($)	2023 - 2025 Threshold (#)	2023 - 2025 Target ($)	2023 - 2025 Target (#)	2023 - 2025 Maximum ($)	2023 - 2025 Maximum (#)
G Marc Baumann	$12,000	347	$1,200,000	34,712	$2,400,000	69,424
Kristopher H. Roy	3,000	87	300,000	8,678	600,000	17,356
Christopher Sherman	2,500	72	250,000	7,232	500,000	14,464
Ritu Vig	2,250	65	225,000	6,509	450,000	13,018

Impact of the Merger Agreement on Outstanding Awards

Outstanding RSUs

Each RSU that is outstanding immediately prior to the effective time of the proposed merger with Metropolis (the "Effective Time") will automatically vest (if unvested) and be canceled and converted into the right to receive an amount in cash, without interest, equal to (i) the total number of shares of our common stock underlying such RSU multiplied by (ii) $54.00 (the "proposed Merger Consideration"); provided that, RSUs granted after October 4, 2023 will vest on a pro-rata basis immediately prior to the Effective Time based on the number of days that have elapsed since the beginning of the vesting period, e.g. if the Effective Time occurs on June 30, 2024, then one-sixth (1/6th) of the RSUs underlying an applicable award will vest, with any portion of the RSUs underlying such award that does not vest being forfeited for no consideration at the Effective Time.

Outstanding PSUs

Each PSU that is outstanding immediately prior to the Effective Time will automatically be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the number of shares of our common stock underlying such PSU attributable to the percentage of the PSUs that vest as of immediately prior to the Effective Time (with vesting determined in accordance with the following sentence) multiplied by (ii) the proposed Merger Consideration, and any PSUs that do not so vest will be canceled and terminated for no consideration. Each PSU (x) in respect of which the performance period has not expired as of the Effective Time shall vest determined based on the attainment of the applicable performance metrics at the actual level of performance through September 30, 2023 (determined by pro-rating the performance metrics to reflect the shortened performance period), and (y) in respect of which the performance period has expired as of the Effective Time, shall vest based on actual level of performance through the end of the performance period, in each case, as determined in good faith consistent with past practices by the Board; provided that in the event the Effective Time occurs on or after December 31, 2024, each outstanding award of PSUs will vest immediately prior to the Effective Time, regardless of whether the performance period has expired as of the Effective Time, determined based on the attainment of the applicable performance metrics at the actual level of performance through September 30, 2023 (determined by pro-rating the performance metrics to reflect the shortened performance period).

Outstanding Performance-Based Cash Incentive Awards

Each outstanding performance-based cash incentive award under our Management Incentive Compensation Program for the performance period scheduled to end on December 31, 2024 will vest on a pro-rata basis immediately prior to the Effective Time based on the number of days that have elapsed since the beginning of the vesting period, e.g. if the Effective Time occurs on June 30, 2024, then one-half (1/2) of such awards shall vest, with any portion of such awards that does not vest being forfeited for no consideration at the Effective Time.

Say-on-Pay Advisory Vote

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires public companies to provide their stockholders with an advisory vote to approve executive compensation at least once every three years. At our annual meeting of stockholders in 2017, our stockholders approved a proposal to hold a stockholder advisory vote on executive compensation every year.

This proposal, commonly known as a “Say-on-Pay” proposal, gives stockholders the opportunity to endorse or not endorse our executive pay program and policies.

Prior Say-on-Pay Advisory Vote

Our Board values our stockholders’ feedback and pays careful attention to communications from our stockholders regarding our executive compensation practices. Our executive compensation program is designed to pay for performance and to align the long-term interests of our NEOs and other members of our management team with the long-term interests of our stockholders. We believe these design and alignment principles help to ensure an appropriate balance between risk and reward; while our incentive compensation arrangements do not encourage employees to take unnecessary or excessive risks, our employees are rewarded for executing on our financial and strategic objectives. Further, the Compensation Committee and the Board believe that the compensation policies and procedures are effective in furthering our achievement of short-term, medium-term and long-term business goals, and that the compensation of our NEOs, which is structured to motivate superior individual performance, has supported and contributed to our success.

Say-on-Golden Parachute Advisory Vote

In addition to considering the prior Say-on-Pay advisory vote, we held a special meeting of stockholders on February 9, 2024, regarding the proposed merger with Metropolis. At the meeting, the vote on a proposal to approve, on a non-binding, advisory basis, the compensation that will or may become payable by us to our NEOs in connection with the proposed merger with Metropolis and contemplated by the Merger Agreement did not receive a majority of votes. However, as the vote was non-binding, the results of such vote will not impact any of our contractual commitments or plans or ability to move forward with those commitments.

Role of the Compensation Committee

Our Compensation Committee has administered our executive compensation program since the committee was established in conjunction with our initial public offering. Broadly stated, the Compensation Committee’s overall role is to oversee all of our compensation plans and policies, administer our equity plans and policies, approve equity grants to our executive officers and review and approve all compensation decisions relating to the NEOs. Our Compensation Committee engaged Meridian in 2023 as a consultant to assist in addressing and discharging its duties and obligations. As required by the SEC, the Compensation Committee has determined Meridian has no conflicts of interest with SP+ and is independent.

Role of Management

Our CEO and Chief Human Resources Officer regularly and routinely work with our Compensation Committee throughout the year, with input from our outside legal counsel, as well as from the Compensation Committee’s compensation consultant. Our CEO plays an integral role in making specific recommendations to the Compensation Committee regarding the compensation for all of the NEOs other than the CEO himself. The Board decides the compensation of our CEO following recommendations made by the Compensation Committee.

Executive Stock Ownership Requirements

In order to align the interests of our senior executives with those of our stockholders, we implemented stock ownership requirements for our senior executives in January 2007. In March 2021, the Board adopted new, more expansive executive stock ownership requirements for the same purpose, and also to help attract, motivate, and retain a talented and creative executive team while further promoting our commitment to sound corporate governance. Under the stock ownership requirements, our CEO is required to own and continuously hold a number of shares of our common stock and RSUs with a total value at least equal to three times his base salary. Additionally, each member of our executive team is required to own and continuously hold a number of shares of our common stock and RSUs with a total value at least equal to two times his or her base salary and each member of our senior management team is required to own and continuously hold a number of shares of our common stock and RSUs with a total value at least equal to one times his or her base salary. Our NEOs meet the applicable requirements.

Hedging and Pledging Policy

Our insider trading policy prohibits directors, officers, employees, consultants and certain of their family members ("Covered Persons") from entering into any hedging or monetization transactions relating to our securities or otherwise trading in any instrument relating to the future price of our securities, such as a put or call option, futures contract, short sale, collar or other derivative security. The policy also prohibits Covered Persons from pledging SP+ common stock as collateral for any loans.

Tax and Accounting Considerations

We measure stock-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally, the vesting period) for awards expected to vest. We account for forfeitures of stock-based awards when they occur. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to certain executive officers to $1 million per year. The Compensation Committee has and will continue to take into consideration Section 162(m) in establishing compensation for our executives but considers other factors and business needs as well. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond our control, can affect deductibility of compensation. For these and other reasons, the Compensation Committee has determined that it will not necessarily seek to limit executive compensation to the amount that is deductible under Section 162(m) of the Code.

Relationship between Compensation Plans and Risk

The Compensation Committee has concluded that it is not reasonably likely that the risks arising from our compensation policies and practices would have a material adverse effect on SP+. In reaching this conclusion, the Compensation Committee considered the following factors:

•
In January 2023, Willis Towers Watson conducted a risk assessment of our executive compensation policies and practices and concluded that we do not compensate or incentivize our executives in a manner that creates risks that are reasonably likely to have a material adverse impact on SP+ and that, on an overall basis, our executive compensation program aligns with current market practices, contains an appropriate balance of risks versus rewards, and incorporates appropriate risk mitigating factors;

•
Our compensation program is designed to provide a mix of both fixed and variable incentive compensation with no one component of pay providing a disproportionate segment of the whole; and
•
Our compensation is balanced between a variety of different measures and both short-term and long-term incentives are designed to reward execution of our short-term and long-term corporate strategies.

Clawback Policy

We believe that it is in the best interest of SP+ and our stockholders to maintain a culture that emphasizes integrity and accountability, including as to financial reporting matters. Accordingly, in October 2023, the Board adopted the Dodd-Frank Clawback policy to comply with the final rules issued by the SEC and the final listing standard to be adopted by NASDAQ pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and to supplement their existing clawback policy which was enacted in 2019. These policies provide for the recoupment of certain executive officer compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws. These policies are administered by the Compensation Committee, and they apply to Incentive Compensation paid, granted or otherwise awarded to our current and former executive officers. “Incentive Compensation” includes annual bonuses and other short- and long-term cash incentive awards, stock options, restricted stock awards and other equity or equity-based awards, but does not include restricted stock or similar awards subject to only time-based vesting.

Tax Reimbursement Agreements

In connection with the Merger Agreement, on October, 4, 2023, we entered into tax reimbursement agreements with Mr. Baumann and Mr. Roy, and on November 22 and November 24, 2023, we entered into tax reimbursement agreements with Mr. Sherman and Ms. Vig, respectively, which provide each of them, to the extent they are subjected to the excise tax under Section 4999 of the Code, with a payment such that each of them will retain an amount equal to the amount he or she would have received had the excise tax not applied to certain payments and benefits received in connection with the proposed merger with Metropolis.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis,” and, based on such review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Form 10-K for filing with the SEC.

By the Compensation Committee

Wyman T. Roberts (Chair)

Gregory A. Reid

Diana L. Sands

Douglas R. Waggoner

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned, awarded or paid for services rendered to us in all capacities for the fiscal years ending December 31, 2023, 2022 and 2021 by our Principal Executive Officer (“PEO”), our Principal Financial Officer (“PFO”) and our other two NEOs.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Non-Equity Incentive Plan Compensation ($)(2) (g)	All Other Compensation ($)(3) (i)	Total ($) (j)
G Marc Baumann	2023	800,031	—	2,400,022	1,165,360	38,255	4,403,668
Chief Executive Officer;	2022	800,031	—	2,400,028	1,008,000	26,356	4,234,415
President (PEO)	2021	800,031	—	2,944,473	1,200,000	2,500	4,947,004

Kristopher H. Roy	2023	522,937	—	600,031	437,010	24,855	1,584,833
Chief Financial Officer (PFO)	2022	472,935	—	600,015	346,500	12,385	1,431,835
	2021	425,017	—	633,783	300,000	1,431	1,360,231

Christopher Sherman	2023	496,352	—	500,020	396,328	24,066	1,416,766
President, Commercial Division(4)	2022	412,001	—	200,015	238,140	9,945	860,101
	2021	412,001	—	193,433	165,000	3,227	773,661

Ritu Vig	2023	447,934	—	450,032	368,270	24,720	1,290,956
President, Aviation Division(5)	2022	397,932	—	425,009	283,500	9,180	1,115,621
	2021	350,013	—	508,797	300,000	2,500	1,161,310

(1) The amounts shown in column (e) for 2023 represent the aggregate grant date fair value of the 2023-2025 PSU awards and RSU awards, which were granted under the LTIP. The fair value of the PSU awards and the regular RSU awards granted to all NEOs is based on the closing price of our common stock on the grant date, March 2, 2023 ($34.57), and, with respect to the PSUs, is calculated at the target share payout for the cumulative three years of the performance period. For a discussion of the assumptions used in determining the grant date fair value, please refer to Note 6. Stock-Based Compensation within our Notes to the Consolidated Financial Statements. The maximum value of the PSUs assuming the highest level of performance conditions will be achieved would be $2,400,000 for Mr. Baumann, $600,000 for Mr. Roy, $500,000 for Mr. Sherman and $450,000 for Ms. Vig. For information about the threshold and maximum payout amounts under the PSU awards, see the “Grants of Plan-Based Awards for 2023” table below.

The amounts shown in column (e) were computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not the actual amounts paid to or realized by the NEOs during our 2023, 2022 and 2021 fiscal years. An explanation of the methodology for payouts under our PSU and RSU awards is discussed in the footnotes to the “Grants of Plan-Based Awards for 2023” and “Outstanding Equity Awards at Fiscal Year-End 2023” tables below.

(2) The amounts for 2023 shown in column (g) reflect cash bonuses paid pursuant to our Management Incentive Compensation Program for 2023 performance.

(3) The values of All Other Compensation reported in column (i) include our 401(k) contributions, life insurance and financial planning services for each of our NEOs. In 2023, the value of Mr. Baumann's group term life insurance was $11,430. Furthermore, the value of Financial Planning for each NEO was $13,500.

(4) For the calendar years 2022 and 2021, Mr. Sherman was not an NEO; in 2022, he served as Chief Strategy Officer, Commercial Division, and prior to 2022, as Senior Vice President, Operations.

(5) For the calendar years 2022 and 2021, Ms. Vig was not an NEO; prior to 2023, she served as Chief Legal Officer.

Grants of Plan-Based Awards for 2023

The following table sets forth summary information regarding RSUs and PSUs granted to our NEOs pursuant to our LTIP and bonus amounts achievable pursuant to our Management Incentive Compensation Program during 2023.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	Grant Date Fair Value of Stock Awards
Name (a)	Grant Date (b)		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	Units (#) (i)	Value ($) (j)
G Marc Baumann	1/1/2023	(1)	200,000	800,000	1,600,000
	3/1/2023	(2)							34,713	1,200,028
	3/1/2023	(3)				347	34,712	69,424		1,199,994
Kristopher H. Roy	1/1/2023	(1)	75,000	300,000	600,000
	3/1/2023	(2)							8,679	300,033
	3/1/2023	(3)				87	8,678	17,356		299,998
Christopher Sherman	1/1/2023	(1)	62,500	250,000	500,000
	3/1/2023	(2)							7,232	250,010
	3/1/2023	(3)				72	7,232	14,464		250,010
Ritu Vig	1/1/2023	(1)	56,250	225,000	450,000
	3/1/2023	(2)							6,509	225,016
	3/1/2023	(3)				65	6,509	13,018		225,016
(1)
The amounts included in columns (c), (d) and (e) reflect the cash bonus amounts achievable pursuant to our Management Incentive Compensation Program. See “Compensation Discussion and Analysis” for a discussion of timing of various pay decisions.
(2)
On March 1, 2023, the Compensation Committee established the threshold, target and maximum payout levels for the 2023-2025 PSUs granted pursuant to our LTIP. These PSUs will vest, if at all, at the completion of the 2023-2025 performance period depending on whether the threshold performance target is met; the maximum award is 200% of the target. The following table provides additional information about the value of the awards based on threshold, target and maximum payout levels for the cumulative three years of the performance period. Column (j) sets forth the grant date fair value of these PSUs based on target performance and the closing price of our common stock ($34.57) on March 1, 2023.
(3)
Column (i) sets forth the number of RSUs granted on March 2, 2023, all of which vest on December 31, 2025, subject to continued service. Column (j) sets forth the grant date fair value of these RSUs based on the closing price of our common stock ($34.57) on March 2, 2023, and is computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table shows stock awards subject to certain restrictions and other contingencies outstanding on December 31, 2023, the last day of our fiscal year, for our NEOs. No NEO held stock options or stock appreciation rights as of December 31, 2023.

		Stock Awards
Name	Vesting Period/ Performance Period(1)	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

G Marc Baumann	1/1/22-12/31/24 (4)			38,961	1,996,751
	1/1/22-12/31/24 (5)	38,962	1,996,803
	1/1/23-12/31/25 (6)			34,712	1,778,990
	1/1/23-12/31/25 (7)	34,713	1,779,041
Kristopher H. Roy	1/1/22-12/31/24 (4)			9,740	499,175
	1/1/22-12/31/24 (5)	9,741	499,226
	1/1/23-12/31/25 (6)			8,678	444,748
	1/1/23-12/31/25 (7)	8,679	444,799
Christopher Sherman	1/1/22-12/31/24 (4)			3,247	166,409
	1/1/22-12/31/24 (5)	3,247	166,409
	1/1/23-12/31/25 (6)			7,232	370,640
	1/1/23-12/31/25 (7)	7,232	370,640
Ritu Vig	1/1/22-12/31/24 (4)			6,899	353,574
	1/1/22-12/31/24 (5)	6,900	353,625
	1/1/23-12/31/25 (6)			6,509	333,586
	1/1/23-12/31/25 (7)	6,509	333,586
(1)
For a better understanding of this table, we have included an additional column showing the time-based vesting periods applicable to the of RSUs and the associated performance periods for the PSUs.
(2)
Based on the closing price per share of our common stock on December 29, 2023 ($51.25).
(3)
The shares in the Equity Incentive Plan Awards column represent PSU awards based on target payout, except for the PSUs described in footnote (4), below, that were paid out based on actual performance.
(4)
The performance period for these PSUs is scheduled to end on December 31, 2024, and the settlement, if any, is scheduled to be made in the first quarter of 2025.
(5)
These RSUs will vest on December 31, 2024, subject to the NEO’s continued service through such date.
(6)
The performance period for these PSUs is scheduled to end on December 31, 2025, and the settlement, if any, is scheduled to be made in the first quarter of 2026.
(7)
These RSUs will vest on December 31, 2025, subject to the NEO’s continued service through such date.

Stock Vested During 2023

The following table provides information on the RSUs and PSUs held by our NEOs that vested during 2023. SP+ has no outstanding option awards.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
G Marc Baumann(3)	78,550	4,003,694
Kristopher H. Roy(4)	17,852	909,916
Christopher Sherman(5)	12,889	521,294
Ritu Vig(6)	13,390	682,488
(1)
RSUs and PSUs granted on March 3, 2021 that vested December 1, 2023. Additionally, includes 8,426 RSUs granted in 2018 to Mr. Sherman that vested March 1, 2023.
(2)
Based on the closing price per share of our common stock on the vesting date, which was December 1, 2023 ($50.97) for Mr. Baumann, Mr. Roy and Ms. Vig, as well as 4,463 shares for Mr. Sherman. Additionally, for Mr. Sherman, 8,426 shares were based on a closing price per share of our common stock on the vesting date, which was March 1, 2023 ($34.87).
(3)
Comprised of shares relating to 47,130 RSUs and 31,420 PSUs that vested.
(4)
Comprised of shares relating to 10,712 RSUs and 7,140 PSUs that vested.
(5)
Comprised of shares relating to 11,105 RSUs and 1,784 PSUs that vested.
(6)
Comprised of shares relating to 8,034 RSUs and 5,356 PSUs that vested.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We offer a non-qualified deferred compensation plan to those employees whose participation in the 401(k) plan is limited by statute or regulation (the "Deferred Compensation Plan"). Our NEOs each participated in the Deferred Compensation Plan during 2023 which provided each with the opportunity to defer an amount that, when combined with his or her 401(k) plan deferral, will equal the maximum allowable deferral pursuant to the IRS section 415 limits, to be paid upon separation of employment or distribution date selected by the participant. The aggregate earnings credited to participants' accounts in the Deferred Compensation Plan correspond to the actual returns of their chosen investments funds. The following table sets forth the nonqualified deferred compensation for our NEOs for the year ending December 31, 2023.

Name	Executive Contributions in 2023 ($)(1)	Registrant Contributions in 2023 ($)(2)	Aggregate Earnings in 2023 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/23 ($)(4)
(a)	(b)	(c)	(d)	(e)	(f)
G Marc Baumann	16,001	9,225	34,983	—	353,829
Kristopher H. Roy	20,917	9,225	74,224	—	491,115
Christopher Sherman	201,232	8,481	113,975	—	962,689
Ritu Vig	20,157	9,225	17,014	—	97,921

(1) The amounts included in column (b) are included as Salary in column (c) of the Summary Compensation Table.

(2) The amounts included in column (c) are included as All Other Compensation in column (i) of the Summary Compensation Table.

(3) Because the earnings reflected in column (d) do not constitute above-market interest or preferential earnings, none of the amounts reported in column (d) are reported in the Summary Compensation Table.

(4) Amounts reported in column (f) for each NEO include amounts reported in the Summary Compensation Table in previous years when earned if that executive’s compensation was required to be disclosed in a previous year.

CEO Pay Ratio

As required by the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee to the annual total compensation of our CEO.

As is permitted under the SEC rules, to determine our median employee, we chose “gross wages” as our consistently applied compensation measure. Using a determination date of December 31, 2023, our employee population was comprised of 19,335 people. Under the de minimis rule, we may exclude non-U.S. employees who account for 5% or less of our total employees. In determining the identity of our median employee, we excluded 280 non-US employees from the following countries: Canada (167); the United Kingdom (46); and India (67). From the remaining 19,055 US employees, we identified our median employee. We determined that our median employee’s total compensation was $25,155 calculated in accordance with the SEC rules applicable to the Summary Compensation Table, while our CEO’s total compensation included in the Summary Compensation Table was $4,403,668. Accordingly, our estimated CEO pay ratio is 175 to 1.

This ratio is a reasonable estimate calculated using a methodology consistent with the SEC rules. As the SEC rules allow companies to adopt a wide range of methodologies, to apply country exclusions and to make reasonable estimates and assumptions that reflect their compensation practices to identify the median employee and calculate the CEO pay ratio, the ratio may not be comparable to the CEO pay ratios presented by other companies.

Employment Agreements

Mr. Baumann

We entered into an amended and restated CEO Employment Agreement with Mr. Baumann effective as of October 4, 2023 (the "CEO Employment Agreement"). The Amended and Restated CEO Employment Agreement provides Mr. Baumann with the following compensation and benefits:

•
annual base salary of no less than $800,000, subject to review annually in accordance with SP+’s review policies and practices then in effect;
•
participation in any annual bonus program maintained by SP+ for its senior executives with a target of not less than $800,000;
•
participation in the LTIP;
•
participation in all compensation and employee benefit plans or programs, and all benefits or perquisites, for which any member of our senior management is eligible under any existing or future plan or program; and
•
payment of the premiums for Mr. Baumann’s supplemental life insurance until the age of 72; the current amount of the annual premium is $2,825.

The Amended and Restated CEO Employment Agreement provides continuation of certain salary and benefits upon termination of employment depending upon the reason for termination as described below under “Payments and Potential Payments upon Termination or Change of Control-Mr. Baumann.” The Amended

and Restated CEO Employment Agreement also provides that Mr. Baumann may not disclose or use any of our confidential information during the term of the employment agreement. During his employment with SP+ and for a period of 24 months following his termination for any reason, he is precluded from engaging or assisting in any business that is in competition with SP+ and from soliciting our clients, customers, business referral sources, employees or representatives.

Under the Amended and Restated CEO Employment Agreement, Mr. Baumann is entitled to receive enhanced severance benefits upon a termination of employment that occurs in connection with a change in control. In the event that Mr. Baumann’s employment with SP+ is terminated without cause or he terminates his employment for good reason (as each term is defined in the Amended and Restated CEO Employment Agreement) during the period beginning three months prior to the announcement of a change in control of SP+ and ending two years following said change in control, subject to his compliance in all material respects with the restrictive covenants set forth in the CEO Employment Agreement and his execution and non-revocation of a separation agreement and release, Mr. Baumann will receive the following payments and benefits:

•
36-months base salary;
•
36-months target annual bonus;
•
any bonus that was earned but unpaid as of the date employment was terminated;
•
when vested, amounts due under outstanding equity awards; and
•
18 months of welfare benefits continuation coverage for Mr. Baumann and his family.

Messrs. Roy and Sherman and Ms. Vig

On November 15, 2022, we announced several leadership changes, all of which took effect on January 1, 2023. As part of these changes, Mr. Sherman transitioned to President, Commercial Division and Ms. Vig transitioned to President, Aviation Division.

We also have employment agreements with each of Messrs. Roy and Sherman and Ms. Vig.

Each executive’s compensation is governed largely by his or her respective employment agreement, subject to annual review. The employment agreements of Messrs. Roy and Sherman and Ms. Vig automatically renew for one-year periods unless either party provides advanced notice of an intention not to renew the employment agreement. As of February 27, 2024, the employment agreements will automatically renew for Messrs. Roy and Sherman and Ms. Vig on the following dates unless either party provides a termination notice: Mr. Roy - August 31, 2024 and Mr. Sherman and Ms. Vig - January 1, 2025.

Each of the employment agreements provides the NEO with the following compensation and benefits:

•
A minimum annual base salary, subject to review annually in accordance with SP+'s review policies and practices then in effect;
•
Participation in any annual bonus program maintained by SP+ for its senior executives;
•
Participation in the LTIP; and
•
Participation in all compensation and employee benefit plans or programs, and all benefits or perquisites, for which any member of our senior management is eligible under any existing or future plan or program.

The annual salary for each as of December 31, 2023 was as follows: Mr. Roy-$525,000, Mr. Sherman-$500,000 and Ms. Vig-$450,000.

The employment agreements provide that each of these NEOs is entitled to continuation of certain salary and benefits upon termination of employment depending upon the reason for termination as described below under “Payments and Potential Payments upon Termination or Change of Control-Potential Payments to Other Executive Officers.” The employment agreements for each of these NEOs also provide that they may not disclose or use any confidential information of SP+ during or after the term of the employment agreement. During their employment with us and for a period of 12 months following their termination of employment for any reason, each of these employees is precluded from engaging or assisting in any business that is in competition with SP+ and from soliciting any of our clients, customers, business referral sources, officers, employees or representatives.

Change in Control Severance Plan

Under the Change in Control Severance Plan, Messrs. Roy and Sherman and Ms. Vig are designated as “Tier 1 Employees” and entitled to enhanced severance benefits upon a termination of employment that occurs in connection with a change in control. In the event a Tier 1 Employee’s employment with SP+ is terminated without cause or a Tier 1 Employee terminates his or her employment for good reason (as each term is defined in the Change in Control Severance Plan) in the three months prior to or two years following a change in control of SP+, such Tier 1 Employee will receive the following benefits:

•
24 months base salary;
•
24-months target annual bonus;
•
any bonus that was earned but unpaid as of the date employment was terminated;
•
all accrued and unpaid expenses; and
•
12 months of COBRA continuation coverage.

Payments and Potential Payments upon Termination or Change of Control

Potential Payments to Mr. Baumann

Our employment agreement with Mr. Baumann is terminable by us for cause. If his employment is terminated by reason of his death, we are obligated to pay his estate an amount equal to the base salary earned through the end of the calendar month in which death occurs, plus any earned and unpaid annual bonus, a pro-rata portion of the target bonus for the year in which the death occurs, vacation pay and other benefits earned through the date of death including any vested benefits to which he may be entitled and the value of any in-flight equity awards that will vest on the date of termination or later.

If Mr. Baumann’s employment is terminated by reason of disability, we are obligated to pay him or his legal representative an amount equal to his annual base salary in effect on the date of termination for, eighteen (18) months reduced by amounts received under any disability benefit program, plus any earned and unpaid annual bonus, pro-rata portion of the target bonus for the year the date of termination occurs, vacation pay and other benefits earned through the date of termination, including any vested benefits to which he may be entitled and the value of any in-flight equity awards that will vest on the date of the termination or later.

Upon Mr. Baumann’s termination of employment for cause or by reason of his voluntary resignation not for good reason, we must pay him the annual base salary through the date of termination, the annual bonus for any calendar year ended prior to termination, and any vested benefits to which he may be entitled.

If Mr. Baumann voluntarily resigns for “good reason” (as defined in the Amended and Restated CEO Employment Agreement) or upon our termination of his employment for any reason other than cause, we must continue to pay his most recent base salary and target annual bonus, for a period of 24 months following termination, pay any earned but unpaid annual bonus, and provide him and/or his family with certain other benefits including health insurance (medical and dental) for eighteen months and any vested benefits to which he may be entitled as well as the value on any in-flight equity awards that will vest on the date of termination or later.

Mr. Baumann is subject to non-competition and non-solicitation agreements for 24 months following termination of his employment.

Post-Employment Payments. The following table describes certain potential payments and benefits payable to Mr. Baumann, our Chairman and CEO, if his employment terminated and a change of control occurred on December 31, 2023, the last day of the fiscal year.

Compensation Component	CEO Voluntary Resignation ($)		CEO Resignation for Good Reason ($)		Company Termination Without Cause ($)		Company Termination for Cause ($)	Change in Control within two years ($)
Compensation
Base salary	—		1,600,000	(2)	1,600,000	(1)	—	2,400,000	(3)
Target cash incentive	—		1,600,000	(2)	1,600,000	(2)	—	2,400,000	(3)
RSUs	1,924,215	(4)	1,924,215	(4)	1,924,215	(4)	—	3,775,844	(4)
PSUs	1,924,165	(5)	1,924,165	(5)	1,924,165	(5)	—	3,775,741	(5)
Benefits and Perquisites
Health Benefits	—		42,545	(6)	42,545	(6)	—	42,545	(3)
Insurance Funding	9,888		9,888	(7)	9,888	(7)	9,888	9,888	(3)
Total	3,858,268		7,100,813		7,100,813		9,888	12,404,018
(1)
Payable as salary continuation for 24 months, subject to compliance with covenants not to solicit or compete for 24 months.
(2)
Payable as salary continuation for 24 months, subject to compliance with covenants not to solicit or compete for 24 months.
(3)
In the event the CEO is terminated following a change of control, payment would follow the change in control termination provisions outlined in his employment agreement.
(4)
For a voluntary resignation after age 65, the RSUs are pro-rated. In the event of a change of control, the RSU vesting accelerates. For purposes of this schedule, the value of the RSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 ($51.25).

(5) For a retirement after age 65, the PSUs vest pro-rata (i.e. open cycles) provided that the vesting provisions including any performance requirements are met. For purposes of this schedule, the value of the PSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 by the pro-rated actual value. In the event of a change of control prior to the end of the performance cycle, the performance period ends as of the date of the change of control and the performance goal is measured through this date with appropriate adjustments to reflect the shortened performance period and all target shares are awarded.

(6) Estimated cost of health insurance coverage continuation for 18 months computed at current premium.

(7) Estimated cost of required life insurance policy payments computed based on 2023 premiums.

Potential Payments to Other Named Executive Officers

Each of our employment agreements with Messrs. Roy and Sherman and Ms. Vig is terminable by us for cause. If their employment is terminated by reason of their death, we are obligated to pay their respective estates an amount equal to the base salary earned through the end of the calendar month in which death occurs, plus any earned and unpaid annual bonus, vacation pay and other benefits earned through the date of death. If the employment of Messrs. Roy or Sherman or Ms. Vig is terminated by us because of the NEO's disability, we are obligated to pay the NEO or their legal representative an amount equal to their annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program, plus any earned and unpaid annual bonus, vacation pay and other benefits earned through the date of termination. Upon termination of the employment for Messrs. Roy or Sherman or Ms. Vig for cause or by reason of their voluntary resignation without good reason, we must pay them the sum of 1/24 of their annual salary, payable over a 12-month period.

If Messrs. Roy or Sherman or Ms. Vig voluntarily resigns for “good reason” (as defined in the respective employment agreement) or upon our termination of their employment for any reason other than cause, we must (i) pay the executive, for a period of 12 months following termination, payments at the rate of the executive’s most recent annual base salary and annual target bonus, and (ii) provide the executive and/or his or her family with certain other benefits. Messrs. Roy and Sherman and Ms. Vig are subject to non-competition and non-solicitation agreements for 12 months following termination of their employment.

Post-Employment Payments. The following table describes certain potential payments and benefits payable to Mr. Roy, our CFO, if his employment terminated and a change of control occurred on December 31, 2023, the last day of the fiscal year.

Compensation Component	NEO Voluntary Resignation ($)		NEO Resignation for Good Reason ($)		Company Termination Without Cause ($)		Company Termination for Cause ($)		Change in Control within two years ($)
Compensation
Base salary	21,875	(1)	525,000	(2)	525,000	(1)	21,875	(1)	1,050,000	(3)
Target cash incentive	—		300,000	(2)	300,000	(2)	—		600,000	(3)
RSUs	—		—		—		—		943,923	(4)
PSUs	—		—		—		—		944,025	(5)
Benefits and Perquisites
Health Benefits	—		28,364	(6)	28,364	(6)	—		28,364	(3)
Total	21,875		853,364		853,364		21,875		3,566,312

(1) Payment as consideration for compliance with Protection of Proprietary Interests provisions per the terms of his employment agreement.

(2) Payable as salary continuation over 12 months, subject to compliance with covenants not to solicit or compete for 12 months.

(3) In the event NEO is terminated following a change of control, it would follow the termination without cause provisions outlined in the Change in Control Severance plan.

(4) In the event of a change of control, the RSU vesting accelerates. For purposes of this schedule, the value of the RSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 ($51.25).

(5) With the exception of the shares vested on 12/31/23, the RSUs are forfeited for all reasons referenced in the table, except in the event of a change of control.

(6) For a retirement after age 65, the PSUs vest pro-rata (i.e. open cycles) provided that the vesting provisions including any performance requirements are met. For purposes of this schedule, the value of the PSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 ($51.25) by the pro-rated actual value. In the event of a change of control prior to the end of the performance cycle, the performance period ends as of the date of the change of control and the performance goal is measured through this date with appropriate adjustments to reflect the shortened performance period and all target shares are awarded.

(7) Estimated cost of health insurance coverage continuation for 12 months computed at current premium.

Post-Employment Payments. The following table describes certain potential payments and benefits payable to Mr. Sherman, our President, Commercial Division, if his employment terminated and a change of control occurred on December 31, 2023, the last day of the fiscal year.

Compensation Component	NEO Voluntary Resignation ($)		NEO Resignation for Good Reason ($)		Company Termination Without Cause ($)		Company Termination for Cause ($)		Change in Control within two years ($)
Compensation
Base salary	20,833	(1)	500,000	(2)	500,000	(1)	28,833	(1)	1,000,000	(3)
Target cash incentive	—		250,000	(2)	250,000	(2)	—		500,000	(3)
RSUs	—		—		—		—		537,049	(4)
PSUs	—		—		—		—		537,049	(5)
Benefits and Perquisites
Health Benefits	—		27,371	(6)	27,371	(6)	—		27,371	(3)
Total	20,833		777,371		777,371		28,833		2,601,469

(1) Payment as consideration for compliance with Protection of Proprietary Interests provisions per the terms of his employment agreement.

(2) Payable as salary continuation over 12 months, subject to compliance with covenants not to solicit or compete for 12 months.

(3) In the event NEO is terminated following a change of control, it would follow the termination without cause provisions outlined in the Change in Control Severance plan.

(4) In the event of a change of control, the RSU vesting accelerates. For purposes of this schedule, the value of the RSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 ($51.25).

(5) With the exception of the shares that vested on 12/31/23, the RSUs are forfeited for all reasons referenced in the table, except in the event of a change of control.

(6) For a retirement after age 65, the PSUs vest pro-rata (i.e. open cycles) provided that the vesting provisions including any performance requirements are met. For purposes of this schedule, the value of the PSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 ($51.25) by the pro-rated actual value. In the event of a change of control prior to the end of the performance cycle, the performance period ends as of the date of the change of control and the performance goal is measured through this date with appropriate adjustments to reflect the shortened performance period and all target shares are awarded.

(7) Estimated cost of health insurance coverage continuation for 12 months computed at current premium.

Post-Employment Payments. The following table describes certain potential payments and benefits payable to Ms. Vig, President, Aviation Division, if her employment terminated and a change of control occurred on December 31, 2023, the last day of the fiscal year.

Compensation Component	NEO Voluntary Resignation ($)		NEO Resignation for Good Reason ($)		Company Termination Without Cause ($)		Company Termination for Cause ($)		Change in Control within two years ($)
Compensation
Base salary	18,750	(1)	450,000	(2)	450,000	(1)	18,750	(1)	900,000	(3)
Target cash incentive	—		225,000	(2)	225,000	(2)	—		450,000	(3)
RSUs	—		—		—		—		687,211	(4)
PSUs	—		—		—		—		687,160	(5)
Benefits and Perquisites
Health Benefits	—		—		—		—		—
Total	18,750		675,000		675,000		18,750		2,724,371

(1) Payment as consideration for compliance with Protection of Proprietary Interests provisions per the terms of her employment agreement.

(2) Payable as salary continuation over 12 months, subject to compliance with covenants not to solicit or compete for 12 months.

(3) In the event NEO is terminated following a change of control, it would follow the termination without cause provisions outlined in her employment agreement.

(4) For a voluntary resignation after age 65, the RSUs are pro-rated. In the event of a change of control, the RSU vesting accelerates. For purposes of this schedule, the value of the RSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 ($51.25).

(5) For a retirement after age 65, the PSUs vest pro-rata (i.e. open cycles) provided that the vesting provisions including any performance requirements are met. For purposes of this schedule, the value of the PSUs was calculated by multiplying the closing price per share of common stock on December 29, 2023 by the pro-rated actual value. In the event of a change of control prior to the end of the performance cycle, the performance period ends as of the date of the change of control and the performance goal is measured through this date with appropriate adjustments to reflect the shortened performance period and all target shares are awarded.

(6) Estimated cost of health insurance coverage continuation for 12 months computed at current premium.

Non-Employee Director Compensation Table

The following table sets forth the compensation earned for services rendered to us for the fiscal year ending December 31, 2023 by our non-executive directors.

Non-Employee Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alice M. Peterson	95,320	130,023	—	—	225,343
Gregory A. Reid	84,218	130,023	—	—	214,241
Wyman T. Roberts	90,818	130,023	—	—	220,841
Diana L. Sands	93,815	130,023	—	—	223,838
Douglas R. Waggoner	117,820	130,023	—	—	247,843

(1) G Marc Baumann, our CEO, is also director but does not receive any compensation for his service as a director.

(2) Represents the aggregate grant date fair value based on the closing price per share of our common stock on the grant date ($34.84 on May 10, 2023). For a discussion of the assumptions used in determining the grant date fair value, please refer to Note 6. Stock-Based Compensation within the Notes to the Consolidated Financial Statements.

Non-Employee Director Fees Earned or Paid in Cash

2023 directors’ fees paid in cash as stated below are paid only to directors who are not employees of SP+.

Fee Category	Annual Rate ($)
Annual Cash Retainer (exclusive of Chair)	70,500	(1)
Lead Independent Director	35,000
Audit Committee Membership (exclusive of Chair)	10,000
Audit Committee Chair	25,000	(2)
Compensation Committee Membership (exclusive of Chair)	7,500
Compensation Committee Chair	20,000	(3)
Nominating and Corporate Governance Committee Membership (exclusive of Chair)	5,000
Nominating and Corporate Governance Committee Chair	15,000

(1) The Annual Cash Retainer (exclusive of Chair)'s annual rate was $60,000 for the period January 1, 2023 to May 10, 2023.

(2) The Audit Committee Chair's annual rate was $30,000 for the period January 1, 2023 to May 10, 2023.

(3) The Compensation Committee Chair's annual rate was $17,500 for the period January 1, 2023 to May 10, 2023.

Non-Employee Director Stock Grants

Messrs. Reid, Roberts and Waggoner and Mses. Peterson and Sands each received a fully vested stock grant of 3,732 shares of common stock on May 10, 2023 for their service as directors.

Non-Employee Director Stock Ownership Requirements

In March 2019, the Board adopted stock ownership requirements for our non-employee directors. Our non-employee directors are required to hold common stock equal to three times their annual cash retainer, which was $70,500 in 2023. All non-employee directors have achieved compliance with these stock ownership requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of February 20, 2024 by:

•
each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•
each of our NEOs;
•
each of our directors; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the Record Date, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other stockholder.

Except as indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property.

Percentage beneficially owned is based on 19,798,884 shares of our common stock outstanding as of February 20, 2024, and is calculated in accordance with SEC rules.

Name and Address of Beneficial Owner(1)	Current Shares Beneficially Owned(2)	Percent of Shares Beneficially Owned (%)
5% or Greater Beneficial Owners
Alpine Associates Management Inc.(3)	999,100	5.05%
BlackRock, Inc.(4)	1,498,011	7.57%
River Road Asset Management, LLC(5)	1,428,239	7.21%
The Vanguard Group(6)	1,076,247	5.44%
Named Executive Officers & Directors
G Marc Baumann(7)	133,131	*
Alice M. Peterson	18,826	*
Gregory A. Reid	21,829	*
Wyman T. Roberts	29,448	*
Kristopher H. Roy(8)	22,345	*
Diana L. Sands	9,343	*
Christopher Sherman(9)	17,082	*
Douglas R. Waggoner	29,448	*
Ritu Vig(10)	14,073	*
All directors and executive officers as a group (9 persons)(11)	295,525	*

*Less than 1.0% of the outstanding shares of common stock

(1)
Except as otherwise indicated, the address for each beneficial owner listed in the table above is c/o SP Plus Corporation, 200 East Randolph Street, Suite 7700, Chicago, Illinois 60601-7702.
(2)
Except as otherwise noted and for shares held by a spouse and other members of the person's immediate family who share a household with the named person, the named persons have sole voting and investment power over the indicated number of shares. Shares represented by RSUs cannot be voted at the Annual Meeting.
(3)
The address for Alpine Associates Management Inc. is 249 Royal Palm Way, Suite 400, Palm Beach, FL 33480. The information with respect to Alpine Associates Management Inc. is based solely on information obtained from a Schedule 13G filed by Alpine Associates Management Inc. with the SEC on or about February 12, 2024. The foregoing has been included solely in reliance upon, and without independent investigation of, the disclosure contained in Alpine Associates Management Inc.'s Schedule 13G.
(4)
The address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. The information with respect to BlackRock, Inc. is based solely on information obtained from a Schedule 13G/A filed by BlackRock, Inc. with the SEC on or about January 26, 2024. The foregoing has been included solely in reliance upon, and without independent investigation of, the disclosures contained in BlackRock, Inc.’s Schedule 13G/A.
(5)
The address for River Road Asset Management, LLC is 462 South 4th Street, Suite 2000, Louisville, KY 40202. The information with respect to River Road Asset Management, LLC is based solely on information obtained from a Schedule 13G/A filed by River Road Asset Management, LLC with the SEC on or about January 30, 2024. The foregoing has been included solely in reliance upon, and without independent investigation of, the disclosures contained in River Road Asset Management, LLC’s Schedule 13G/A.
(6)
The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355. The information with respect to The Vanguard Group is based solely on information obtained from a Schedule 13G/A filed by The Vanguard Group with the SEC on or about February 13, 2024. The foregoing has been included solely in reliance upon, and without independent investigation of, the disclosures contained in The Vanguard Group’s Schedule 13G/A.

(7)
Held jointly with Mr. Baumann's spouse. Does not include (i) 38,962 RSUs that vest on December 31, 2024, (ii) 34,713 RSUs that vest on December 31, 2025, and (iii) 44,445 RSUs that vest on December 31, 2026.
(8)
Does not include (i) 9,741 RSUs that vest on December 31, 2024, (ii) 8,679 RSUs that vest on December 31, 2025, and (iii) 11,575 RSUs that vest on December 31, 2026.
(9)
Does not include (i) 3,247 RSUs that vest on December 31, 2024, (ii) 7,232 RSUs that vest on December 31, 2025, and (iii) 10,186 RSUs that vest on December 31, 2026.
(10)
Does not include (i) 6,900 RSUs that vest on December 31, 2024, (ii) 6,509 RSUs that vest on December 31, 2025, and (iii) 9,260 RSUs that vest on December 31, 2026.
(11)
Does not include 191,449 RSUs held by executive officers that vest at various times during the next three years for the four executive officers listed above.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

The rules of the Nasdaq require listed companies to have a board of directors with at least a majority of independent directors. These rules have both objective tests and a subjective test for determining who is an “independent director.” On an annual basis, each member of the Board is required to complete a questionnaire designed to provide information to assist the Board in determining whether the director is independent under Nasdaq listing standards and our Governance Guidelines, and whether members of our Audit Committee and Compensation Committee satisfy additional SEC and Nasdaq independence requirements. The Board has adopted guidelines setting forth certain categories of transactions, relationships and arrangements that it has deemed immaterial for purposes of making its determination regarding a director’s independence, and does not consider any such transactions, relationships, and arrangements in making its subjective determination.

The Board has determined that each of the following directors is independent under the applicable Nasdaq listing rules and our Governance Guidelines: Alice M. Peterson, Gregory A. Reid, Diana L. Sands, Wyman T. Roberts and Douglas R. Waggoner. Mr. Baumann is not considered independent because he is our CEO.

The Board limits membership on the Audit Committee, Compensation Committee, Executive Committee and the Nominating and Corporate Governance Committee to independent directors, and all directors serving on such committees have been determined to be independent. Our Governance Guidelines require any director who has previously been determined to be independent to inform the Chair, Lead Independent Director and our Corporate Secretary of any change in his or her principal occupation or status as a member of the Board of any other public company, or any change in circumstance that may cause his or her status as an independent director to change.

Related-Party Transaction Policy

As part of its oversight responsibilities, the charter of our Audit Committee requires the Audit Committee to review all related-party transactions for potential conflicts of interest. In addition, the Board has adopted our Related Party Transaction Policy that requires the Audit Committee to review all transactions between SP+ and our executive officers, directors, principal stockholders and other related persons for potential conflicts involving amounts in excess of $5,000. This policy is available on the Investor Relations portion of our website.

Transactions with Related Persons and Control Persons

The Board recognizes related person transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and has determined that the Audit Committee is best suited to review and approve related person transactions. Our Audit Committee’s charter requires it to review, on an ongoing basis, related party transactions required to be disclosed in our public filings for potential conflict of interest situations and requires all such transactions to be approved by the Audit Committee or another independent body of the Board.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The Audit Committee, with the approval of our stockholders, engaged Ernst & Young LLP to perform an annual audit of our financial statements for the fiscal year ended December 31, 2023. The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2023 and December 31, 2022, the review of our interim consolidated financial statements for each quarter in fiscal years 2023 and 2022 and for tax and all other services rendered by Ernst & Young LLP during those periods.

Type of Fee	2023	2022
Audit Fees(1)	$2,287,500	$2,250,500
Audit-Related Fees(2)	92,500	89,000
Tax Fees(3)	—	—
All Other Fees(4)	2,000	1,050
Total	$2,382,000	$2,340,550
(1)
Audit fees include fees associated with the annual audit, including the audit of internal control, the reviews of our quarterly reports on Form 10-Q and audit services provided in connection with other regulatory or statutory filings in which we have engaged Ernst & Young LLP.
(2)
Audit-Related Fees include fees associated with the issuance of a Service Organization Controls ("SOC") report recognized under Statement on Standards for Attestation Engagements ("SSAE") 18 ("SOC-1" Report").
(3)
Tax Fees include fees associated with tax compliance including preparation, review and filing of tax returns and assistance with tax audits and appeals.
(4)
All Other Fees include fees associated with products and services (online research tools) provided by Ernst & Young LLP.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to our pre-approval policy and procedures, the Audit Committee was responsible for reviewing and approving, in advance, all audit services and permissible non-audit services or relationships between SP+ and Ernst & Young LLP. The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm, and has established a policy concerning the pre-approval of services performed by our independent registered public accounting firm. Each proposed engagement not specifically identified by the SEC as impairing independence is evaluated for independence implications prior to entering into a contract with the independent registered public accounting firm for such services. The Audit Committee has approved in advance certain permitted services whose scope is consistent with maintaining the independence of our registered public accounting firm.

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

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Stock Purchase Agreement dated as of October 16, 2018, by and among Craig Mateer, ZWB Holdings, Inc., Rynn's Luggage Corporation and the Company. The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the Securities and Exchange Commission upon request.	8-K	2.1	October 17, 2018

2.2	Agreement and Plan of Merger, dated as of October 4, 2023, among SP Plus Corporation, Metropolis Technologies, Inc., and Schwinger Merger Sub Inc.	8-K	2.2	October 5, 2023

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.	10-K	3.1	December 31, 2008

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.	10-K	3.1.1	December 31, 2008

3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010.	10-Q	3.1.3	June 30, 2010

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010.	10-Q	3.1.4	June 30, 2010

3.1.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SP Plus Corporation dated May 11, 2023.	8-K	3.1	May 16, 2023

3.1.5	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013.	8-K	3.1	December 2, 2013

3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.	10-Q	3.1	September 30, 2016

3.2.1	Amendment to Fourth Amended and Restated Bylaws of the Company dated February 19, 2016.	10-Q	3.1.1	September 30, 2016

3.2.2	Amendment to Fourth Amended and Restated Bylaws of the Company dated August 5, 2016.	10-Q	3.1.2	September 30, 2016

3.2.3	Amendment to Fourth Amended and Restated Bylaws of the Company dated May 11, 2023.	8-K	3.2	May 16, 2023

4.1	Specimen common stock certificate.	10-K	4.1	December 31, 2015

4.2	Description of the Securities of the Registrant	10-K	4.2	February 22, 2021

10.1	Credit Agreement, dated as of November 30, 2018, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the lenders party thereto.	8-K	10.1	November 30, 2018

10.1.1	First Amendment to Credit Agreement, dated as of February 4, 2019, entered into among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-K	10.1.1	February 27, 2019

10.1.2	Second Amendment to Credit Agreement, dated as of October 30, 2019, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	October 31, 2019

10.1.3	Third Amendment to Credit Agreement, dated as of May 6, 2020, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as Administrative Agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	May 11, 2020

10.1.4	Fourth Amendment to Credit Agreement, dated as of February 16, 2021, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-K	10.1.4	February 22, 2021

10.1.5	Fifth Amendment to Credit Agreement, dated as of April 21, 2022, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; the lenders party thereto; Bank of America, N.A., as administrative agent, Swingline Lender and a letter of credit issuer	8-K	10.1	April 26, 2022

10.2+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto.	10-K	10.22.2	December 31, 2012

10.2.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto.	8-K	10.3	March 7, 2005

10.2.2+	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.

10.2.3+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.	10-Q	10.8	June 30, 2012

10.2.4	Fourth Amendment to Employment Agreement between SP Plus Corporation and John Ricchiuto, dated as of December 29, 2022.	8-K	10.2	December 30, 2022

10.3+	Amended and Restated Employment Agreement by and between SP Plus Corporation and G Marc Baumann effective as of June 1, 2019.	10-Q	10.1	August 1, 2019

10.3.1+	CEO Employment Agreement between SP Plus Corporation and G Marc Baumann, dated as of December 28, 2022.	8-K	10.4	December 30, 2022

10.3.2+	Amended and Restated CEO Employment Agreement between SP Plus Corporation and G Marc Baumann, dated as of October 4, 2023.	8-K	10.1	October 5, 2023

10.4+	Executive Employment Agreement by and between Baggage Airline Guest Services, Inc., and Robert Miles	10-K	10.5	February 22, 2021

10.5+	Executive Employment Agreement dated as of September 10, 2012 and made effective as of October 2, 2012 between the Company and Rob Toy.	10-Q	10.9	September 30, 2012

10.5.1+	First Amendment to Employment Agreement dated as of November 17, 2014 and made effective as of January 1, 2015 between the Company and Rob Toy.	10-K	10.7.1	December 31, 2017

10.5.2+	Second Amendment to Employment Agreement dated February 15, 2017 between the Company and Rob Toy.	10-K	10.12.1	December 31, 2016

10.5.3+	Amended and Restated Employment Agreement between SP Plus Corporation and Rob Toy, dated as of December 29, 2022.	8-K	10.1	December 30, 2022

10.6+	Consulting Agreement between SP Plus Corporation and John Ricchiuto, dated as of December 29, 2022.	8-K	10.3	December 30, 2022

10.7+	Amended and Restated Executive Employment Agreement between SP Plus Corporation and Kristopher H. Roy dated as of September 1, 2019	8-K/A	10.1	September 27, 2019

10.8+	SP Plus Corporation Change in Control Severance Plan.	8-K	10.5	December 30, 2022

10.8.1+	SP Plus Corporation Executive Severance Plan	8-K	10.2	October 5, 2023

10.9+	SP Plus Corporation Second Amended and Restated Long-Term Incentive Plan, dated as of February 11, 2019.	10-K	10.8	February 27, 2019

10.10+	Form of Performance Share Agreement between the Company and Recipient.	10-K	4.1	December 31, 2015

10.11+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008.	8-K	10.1	July 2, 2008

10.11.1+	First Amendment to Form of the Company's Restricted Stock Unit Agreement.	8-K	10.1	August 6, 2009

10.11.2+	Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011.	8-K	10.1	June 2, 2011

10.11.3	Third Amendment to Form of the Company's Restricted Stock Unit Agreement dated March 2, 2017.	10-Q	10.1	May 6, 2019

10.12	Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.	10-K	10.23	December 31, 2013

10.13	Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC.	10-K	10.24	December 31, 2013

10.14	Office Lease First Amendment dated as of June 30, 2016 between the Company and Albany Road - Riverview, LLC.	10-Q	10.1	November 2, 2023

10.15	Office Lease Second Amendment dated as of August 31, 2023 between the Company and CCP-Riverview, LLC.	10-Q	10.2	November 2, 2023

10.16	Form of Property Management Agreement.	10-K	10.30	December 31, 2005

10.17	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.	10-K	10.27	December 31, 2008

10.18	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.	10-K	10.28	December 31, 2008

10.19	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.	10-K	10.29	December 31, 2008

10.20	SP Plus Corporation Long-Term Incentive Plan, as Amended and Restated, adopted as of March 4, 2021	S-8	10.1	May 14, 2021
		8-K	10.3	October 5, 2023
10.21	Form of Tax Reimbursement Agreement.

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm dated as of February 27, 2024.

31.1*	Section 302 Certification dated February 27, 2024 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated February 27, 2024 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer).

31.3*	Section 302 Certification dated February 27, 2024 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024.

97.1*+	SP Plus Corporation Clawback Policy.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

104	Cover Page Interactive Data File (embedded within Inline XBRL document).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan, contract or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: February 27, 2024	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G MARC BAUMANN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
G Marc Baumann

/s/ ALICE M. PETERSON	Director	February 27, 2024
Alice M. Peterson
/s/ GREGORY A. REID	Director	February 27, 2024
Gregory A. Reid
/s/ WYMAN T. ROBERTS	Director	February 27, 2024
Wyman T. Roberts
/s/ DIANA L. SANDS	Director	February 27, 2024
Diana L. Sands
/s/ DOUGLAS R. WAGGONER	Lead Independent Director	February 27, 2024
Douglas R. Waggoner

/s/ KRISTOPHER H. ROY	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Kristopher H. Roy

/s/ GARY T. ROBERTS	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	February 27, 2024
Gary T. Roberts