Form 10-Q
period 2024-03-31
SP Plus Corp
filed 2024-05-02
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2024
Common Stock, $0.001 par value per share	19,798,884	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$17.8	$19.1
Accounts receivable, net	179.6	180.5
Prepaid expenses and other current assets	13.0	12.6
Total current assets	210.4	212.2
Property and equipment, net	72.3	68.3
Right-of-use assets	172.7	179.4
Goodwill	544.4	544.6
Other intangible assets, net	56.7	59.7
Deferred income taxes	41.9	42.8
Other noncurrent assets	44.0	44.9
Total noncurrent assets	932.0	939.7
Total assets	$1,142.4	$1,151.9
Liabilities and stockholders’ equity
Liabilities
Accounts payable	$145.2	$136.6
Accrued and other current liabilities	107.9	128.1
Short-term lease liabilities	54.3	56.2
Current portion of long-term borrowings	18.5	16.5
Total current liabilities	325.9	337.4
Long-term borrowings, excluding current portion	331.9	335.6
Long-term lease liabilities	150.3	158.0
Other noncurrent liabilities	73.7	70.2
Total noncurrent liabilities	555.9	563.8
Total liabilities	$881.8	$901.2
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 23,593,626 and 19,798,884 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Treasury stock, at cost; 3,794,742 shares as of March 31, 2024 and December 31, 2023	(130.4)	(130.5)
Additional paid-in capital	280.1	277.9
Accumulated other comprehensive loss	(1.5)	(1.3)
Retained earnings	112.3	104.7
Total SP Plus Corporation stockholders’ equity	260.5	250.8
Noncontrolling interests	0.1	(0.1)
Total stockholders’ equity	260.6	250.7
Total liabilities and stockholders’ equity	$1,142.4	$1,151.9

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2024	March 31, 2023
Services revenue
Management type contracts	$159.5	$148.1
Lease type contracts	62.6	68.2
	222.1	216.3
Reimbursed management type contract revenue	229.8	209.0
Total services revenue	451.9	425.3
Cost of services (exclusive of depreciation and amortization)
Management type contracts	107.0	102.8
Lease type contracts	52.4	55.2
	159.4	158.0
Reimbursed management type contract expense	229.8	209.0
Total cost of services (exclusive of depreciation and amortization)	389.2	367.0
General and administrative expenses	34.8	30.6
Depreciation and amortization	9.0	8.4
Operating income	18.9	19.3
Other expense (income)
Interest expense	7.4	6.8
Interest income	(0.1)	(0.1)
Total other expenses	7.3	6.7
Earnings before income taxes	11.6	12.6
Income tax expense	3.1	3.3
Net income	8.5	9.3
Less: Net income attributable to noncontrolling interests	0.9	0.9
Net income attributable to SP Plus Corporation	$7.6	$8.4
Common stock data
Net income per common share
Basic	$0.38	$0.43
Diluted	$0.38	$0.42
Weighted average shares outstanding
Basic	19,803,578	19,701,426
Diluted	19,992,969	19,867,300

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(millions) (unaudited)	March 31, 2024	March 31, 2023
Net income	$8.5	$9.3
Foreign currency translation (loss) gain	(0.2)	0.2
Comprehensive income	8.3	9.5
Less: Comprehensive income attributable to noncontrolling interests	0.9	0.9
Comprehensive income attributable to SP Plus Corporation	$7.4	$8.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
Balance at January 1, 2024	23,593,626	$—	$277.9	$(1.3)	$104.7	$(130.5)	$(0.1)	$250.7
Net income	—	—	—	—	7.6	—	0.9	8.5
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Non-cash stock-based compensation	—	—	2.3	—	—	—	—	2.3
Noncontrolling interests buyout	—	—	(0.1)	—	—	—	—	(0.1)
Other	—	—	—	—	—	0.1	—	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2024	23,593,626	$—	$280.1	$(1.5)	$112.3	$(130.4)	$0.1	$260.6

	Common Stock
(millions, except share data) (unaudited)	Number of Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total
Balance at January 1, 2023	23,276,329	$—	$274.2	$(1.8)	$73.6		$(120.0)	$(0.3)	$225.7
Net income	—	—	—	—	8.4		—	0.9	9.3
Foreign currency translation	—	—	—	0.2	—		—	—	0.2
Issuance of restricted stock units	148,806	—	(0.4)	—	—		—	—	(0.4)
Non-cash stock-based compensation	—	—	2.2	—	—		—	—	2.2
Noncontrolling interests buyout	—	—	(0.7)	—		—	—	—	(0.7)
Repurchases of common stock	—	—	—	—	—		(10.5)	—	(10.5)
Distributions to noncontrolling interests	—	—	—	—	—		—	(0.5)	(0.5)
Balance at March 31, 2023	23,425,135	$—	$275.3	$(1.6)	$82.0		$(130.5)	$0.1	$225.3

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2024	March 31, 2023
Operating activities
Net income	$8.5	$9.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.0	8.4
Non-cash stock-based compensation	2.3	2.2
Provisions for credit losses on accounts receivable	—	0.2
Deferred income taxes	0.9	0.8
Other	(0.1)	(1.6)
Changes in operating assets and liabilities
Accounts receivable	0.7	8.6
Prepaid expenses and other current assets	(0.3)	(0.5)
Accounts payable	8.7	7.0
Accrued liabilities and other	(15.1)	(26.7)
Net cash provided by operating activities	14.6	7.7
Investing activities
Purchases of property and equipment	(5.6)	(6.7)
Proceeds from sale of property and equipment	0.1	—
Noncontrolling interests buyout	(0.1)	(2.1)
Net cash used in investing activities	(5.6)	(8.8)
Financing activities
Payments on credit facility revolver	(180.9)	(135.8)
Proceeds from credit facility revolver	177.3	169.7
Payments on credit facility term loan	(1.2)	(1.3)
Payments on other long-term borrowings	(1.9)	(1.9)
Payments of withholding taxes on share-based compensation	—	(0.4)
Distributions to noncontrolling interests	(0.7)	(0.5)
Repurchases of common stock	—	(11.1)
Payment of contingent consideration	(2.8)	—
Net cash (used in) provided by financing activities	(10.2)	18.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
(Decrease) increase in cash and cash equivalents	(1.3)	17.4
Cash and cash equivalents at beginning of year	19.1	12.4
Cash and cash equivalents at end of period	$17.8	$29.8
Supplemental disclosures
Cash paid (received) during the period for:
Interest	$7.0	$6.6
Income taxes, net	$(0.1)	$0.1

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

On October 4, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Metropolis Technologies, Inc. ("Metropolis") and Schwinger Merger Sub Inc., a direct, wholly owned subsidiary of Metropolis (“Merger Sub”), in an all-cash transaction with a total enterprise value of approximately $1.5 billion. Pursuant to the Merger Agreement, subject to terms and conditions therein, Merger Sub will acquire all of the outstanding shares of the Company’s common stock for $54.00 per share, without interest, and merge with the Company, with the Company surviving as a wholly owned subsidiary of Metropolis. The Company’s stockholders approved the transaction on February 9, 2024. The transaction is expected to close in 2024, subject to other customary closing conditions, including the receipt of regulatory approvals. Upon completion of the transaction, the Company’s shares will no longer trade on the Nasdaq Global Select Market. During the three months ended March 31, 2024, the Company incurred $2.7 million in expenses related to the proposed merger with Metropolis.

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

All adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or the fiscal year ending December 31, 2024. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 with the Securities and Exchange Commission.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has the power to direct activities that most significantly affect the economic performance of the VIE. If the Company is not the primary beneficiary in a VIE and has significant influence, the Company accounts for the investment in the VIE as an equity method investment. As of March 31, 2024 and December 31, 2023, assets related to consolidated VIEs were $53.0 million and $51.4 million, respectively, which were primarily related to right-of-use (“ROU”) assets and property and equipment, net. As of March 31, 2024 and December 31, 2023, liabilities related to consolidated VIEs were $45.3 million and $43.5 million, respectively, which were primarily related to operating and finance lease liabilities. All intercompany profits, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.2 million as of March 31, 2024 and December 31, 2023, and were included in Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents the Company’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, primarily using a review of specific accounts, as well as historical collection trends and aging of receivables, and records adjustments to the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing accounts receivable balances or future allowance considerations. The Company’s allowance for doubtful accounts, which was included in Accounts receivable, net, within the Condensed Consolidated Balance Sheets, was $1.4 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively.

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

Equipment and vehicles are depreciated on a straight-line basis over their estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment, other than internal-use software, are capitalized. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or the useful lives of the improvements, whichever is shorter.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 26 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 20 are consolidated under the VIE or voting interest models and 6 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and the Company’s underlying share of each investee’s equity of $12.3 million and $12.2 million as of March 31, 2024 and December 31, 2023, respectively, was included in Other noncurrent assets within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments were included in Services revenue within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.5 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of equity investments in unconsolidated entities, advances, deposits and cost of contracts, net, as of March 31, 2024 and December 31, 2023.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of insurance, accrued rent, compensation, contingent consideration, payroll withholdings, property, payroll and other taxes and other accrued expenses as of March 31, 2024 and December 31, 2023.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income (losses) from the subsidiaries in which the Company holds a controlling, but less than 100 percent, ownership interest. The results of these subsidiaries are consolidated and included within the Condensed Consolidated Financial Statements.

During the three months ended March 31, 2024 and 2023, the Company paid a former minority partner $0.1 million and $2.1 million, respectively, per the terms of an agreement between the Company and the former minority partner. Per the terms of the agreement, the Company is required to make additional payments to the former minority partner over a ten-year period, which started in 2023, amounting to a total of $4.5 million to be paid to the former minority partner. As of March 31, 2024 and December 31, 2023, the liability for the payment to the former minority partner was $1.7 million, of which $0.4 million and $1.3 million was recorded in Accrued and other current liabilities and Other noncurrent liabilities, respectively, within the Condensed Consolidated Balance Sheets.

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

Long-Lived Assets

The Company evaluates long-lived assets, including ROU assets and property and equipment, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements to be Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. Public companies are required to disclose significant segment expenses and other segment items on an interim and annual basis and provide all disclosures about a reportable segment’s profit or loss and assets in interim periods. Entities are also permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the chief operating decision maker ("CODM") to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the Consolidated Financial Statements. These amendments aim to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The guidance is applied retrospectively to all periods presented in the Condensed Consolidated Financial Statements, unless doing so is impracticable. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. These amendments require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. Companies will be required to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a certain quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a certain quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.

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

The acquisition enhances the Company's position as a global provider of frictionless technology solutions that is not dependent on the Company's legacy parking management related operations. Roker has been accounted for as a business combination, and the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Goodwill was measured as the excess of the consideration over the assets acquired, including other intangible assets, less liabilities assumed. Tax deductible goodwill related to the acquisition was $1.0 million. The results of Roker's operations are reflected in the Condensed Consolidated Financial Statements from the date of the acquisition.

During the three months ended March 31, 2024, Roker contributed $0.1 million of services revenue and $0.2 million of losses before income taxes, primarily due to the amortization related to the acquired other intangible assets.

The fair values of the assets acquired and liabilities assumed were as follows:

(millions)
Other intangible assets	2.3
Goodwill	1.0
Accounts payable	(0.2)
Net cash paid	$3.1

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

The fair value of the Proprietary know how was determined using the multi-period excess earnings method under the income approach utilizing projected financial information for the technology that was acquired. The fair value of the customer relationships was determined using the distributor method under the income approach.

3. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within leased parking facilities.

The components of ROU assets and lease liabilities and the classification within the Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 were as follows:

(millions)	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Right-of-use assets	$172.7	$179.4
Finance	Property and equipment, net	27.5	24.6
Total leased assets		$200.2	$204.0
Liabilities
Current
Operating	Short-term lease liabilities	$54.3	$56.2
Finance	Current portion of long-term borrowings	8.1	7.5
Noncurrent
Operating	Long-term lease liabilities	150.3	158.0
Finance	Long-term borrowings, excluding current portion	18.9	16.6
Total lease liabilities		$231.6	$238.3

The components of net lease cost and classification within the Condensed Consolidated Statements of Income during the three months ended March 31, 2024 and 2023 (unaudited) were as follows:

		Three Months Ended
(millions)	Classification	March 31, 2024	March 31, 2023
Operating lease (a)(b)	Cost of services - lease type contracts	$14.2	$13.8
Short-term lease (a)	Cost of services - lease type contracts	6.0	4.9
Variable lease	Cost of services - lease type contracts	15.2	18.2
Operating lease cost		35.4	36.9
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1.8	1.6
Interest on lease liabilities	Interest expense	0.4	0.3
Net lease cost		$37.6	$38.8

(a)
Included expense related to leases for office space recorded in General and administrative expenses within the Condensed Consolidated Statements of Income of $1.0 million during the three months ended March 31, 2024 and 2023.
(b)
Included rent concessions of $1.1 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively.

Sublease income was $0.2 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively.

Maturities, lease term and discount rate information of lease liabilities as of March 31, 2024 (unaudited) were as follows:

(millions)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2024	$49.5	$7.4	$56.9
2025	54.9	7.9	62.8
2026	42.9	6.4	49.3
2027	29.1	4.3	33.4
2028	23.0	2.5	25.5
After 2028	36.4	2.1	38.5
Total lease payments	235.8	30.6	266.4
Less: Imputed interest	31.2	3.6	34.8
Present value of lease liabilities	$204.6	$27.0	$231.6
Weighted-average remaining lease term (years)	5.0	4.0
Weighted-average discount rate	5.6%	6.5%

Future sublease income for the periods shown above was excluded, as the amounts are not material.

Supplemental cash flow information related to leases during the three months ended March 31, 2024 and 2023 (unaudited) was as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$20.5	$20.8
Operating cash outflows related to interest on finance leases	0.4	0.3
Financing cash outflows related to finance leases	1.9	1.9
Leased assets obtained in exchange for new operating lease liabilities	5.0	7.8
Leased assets obtained in exchange for new finance lease liabilities	5.0	1.7

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

The Company recorded $2.7 million and $2.9 million of cost concessions related to service concession arrangements (recognized as an increase to revenue) during the three months ended March 31, 2024 and 2023, respectively.

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

Performance obligations

As of March 31, 2024, the Company had $193.7 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.

The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2024	$58.6
2025	51.1
2026	37.6
2027	23.1
2028	10.1
2029 and thereafter	13.2
Total	$193.7

Contract balances

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Accounts receivable, net and Accrued and other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of March 31, 2024 (unaudited) and December 31, 2023:

(millions)	March 31, 2024	December 31, 2023
Accounts receivable	$180.7	$181.9
Contract assets	0.3	1.2
Contract liabilities	(9.4)	(17.5)

Changes in contract assets, which include the recognition of additional consideration due from the client, are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract assets during the three months ended March 31, 2024 and 2023 (unaudited):

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Balance, beginning of year	$1.2	$1.8
Additional contract assets	0.3	0.5
Reclassification to accounts receivable	(1.2)	(1.8)
Balance, end of period	$0.3	$0.5

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liabilities during the three months ended March 31, 2024 and 2023 (unaudited):

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Balance, beginning of year	$(17.5)	$(17.4)
Additional contract liabilities	(8.5)	(9.6)
Recognition of revenue from contract liabilities	16.6	17.1
Balance, end of period	$(9.4)	$(9.9)

Cost of contracts, net

Cost of contracts expense related to service concession arrangements and certain management type contracts are recorded as a reduction of revenue. Cost of contracts expense during the three months ended March 31, 2024 and 2023 (unaudited), which was included as a reduction to Services revenue – management type contracts within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Cost of contracts expense	$0.2	$0.2

As of March 31, 2024 (unaudited) and December 31, 2023, cost of contracts, net of accumulated amortization, included in Other noncurrent assets within the Condensed Consolidated Balance Sheets was $2.0 million and $2.2 million, respectively.

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

6. Other Intangible Assets, net

The components of other intangible assets, net, as of March 31, 2024 (unaudited) and December 31, 2023, were as follows:

		March 31, 2024			December 31, 2023
(millions)	Weighted Average Life (Years)	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Management contract rights	5.4	$81.0	$(59.3)	$21.7	$81.0	$(58.0)	$23.0
Proprietary know how	6.0	24.0	(7.0)	17.0	24.1	(6.2)	17.9
Customer relationships	7.4	25.1	(9.5)	15.6	25.1	(8.9)	16.2
Trade names and trademarks	12.5	3.0	(1.3)	1.7	3.0	(1.2)	1.8
Covenant not to compete	3.7	1.3	(0.6)	0.7	2.9	(2.1)	0.8
Other intangible assets, net	6.3	$134.4	$(77.7)	$56.7	$136.1	$(76.4)	$59.7

Amortization expense related to other intangible assets during the three months ended March 31, 2024 and 2023 (unaudited), respectively, which was included in Depreciation and amortization within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Amortization expense	$2.9	$3.0

7. Goodwill

The changes in the carrying amounts of goodwill during the three months ended March 31, 2024 (unaudited) were as follows:

(millions)	Commercial	Aviation	Total
Net book value as of December 31, 2023
Goodwill	$388.1	$216.0	$604.1
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$388.1	$156.5	$544.6
Foreign currency translation	(0.1)	(0.1)	(0.2)
Net book value as of March 31, 2024
Goodwill	$388.0	$215.9	$603.9
Accumulated impairment losses	—	(59.5)	(59.5)
Total	$388.0	$156.4	$544.4

8. Borrowing Arrangements

Long-term borrowings, as of March 31, 2024 (unaudited) and December 31, 2023, in order of preference, were as follows:

	Amount Outstanding
(millions)	March 31, 2024	December 31, 2023
Senior Credit Facility, net of original discount on borrowings(1)	$323.8	$328.6
Other borrowings(2)	28.1	25.2
Deferred financing costs	(1.5)	(1.7)
Total obligations	350.4	352.1
Less: Current portion of long-term borrowings	18.5	16.5
Total long-term borrowings, excluding current portion	$331.9	$335.6

(1)
Included discount on borrowings of $0.8 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively.
(2)
Included finance lease liabilities of $27.0 million and $24.1 million as of March 31, 2024 and December 31, 2023, respectively. See Note 3. Leases for further discussion.

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

As of March 31, 2024, the Company was in compliance with its debt covenants under the Amended Credit Agreement.

As of March 31, 2024, the Company had $35.7 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $324.6 million.

The weighted average interest rate on the Company's Senior Credit Facility was 6.7% and 6.3% during the three months ended March 31, 2024 and 2023, respectively. That rate included the letters of credit for both years. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 7.2% and 6.7% during the three months ended March 31, 2024 and 2023, respectively.

Subordinated Convertible Debentures

The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. As of October 2, 2012, the Convertible Debentures were no longer redeemable for shares. The Convertible Debentures mature on April 1, 2028 at $25 per share. The holders of the Convertible Debentures have the right to redeem the Convertible Debentures for $19.18 per share upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of the Convertible Debentures during the three months ended March 31, 2024 and the year ended December 31, 2023. The approximate redemption value of the Convertible Debentures outstanding as of March 31, 2024 and December 31, 2023 was $1.1 million.

9. Stock Repurchase Program

In February 2023, the Company's Board of Directors (the "Board") authorized the Company to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $60.0 million in aggregate. No shares have been repurchased under this program.

In May 2022, the Board authorized the Company to repurchase, on the open market, shares of the Company’s outstanding common stock in an amount not to exceed $60.0 million in aggregate. As of March 31, 2024, $0.2 million remained available for repurchase under this program.

As a condition of the Merger Agreement, beginning on October 4, 2023, the Company is restricted from repurchasing its common stock.

Stock repurchase activity under the May 2022 stock repurchase program during the three months ended March 31, 2024 and 2023 (unaudited) was as follows:

	Three Months Ended
(millions, except for share and per share data)	March 31, 2024	March 31, 2023
Total number of shares repurchased	—	285,700
Average price paid per share	$—	$36.53
Total value of common stock repurchased	$—	$10.4

The remaining authorized repurchase amount under the May 2022 and February 2023 stock repurchase programs as of March 31, 2024 (unaudited) was as follows:

(millions)	March 31, 2024
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

10. Stock-Based Compensation

Restricted Stock Units ("RSU's")

During the three months ended March 31, 2024 and 2023, the Company granted 158,343 and 126,931 RSU's, respectively, to certain executives that vest over three years.

Nonvested RSU's as of March 31, 2024, and changes during the three months ended March 31, 2024 (unaudited) were as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2023	290,787	$32.89
Granted	158,343	54.00
Vested	(4,694)	31.96
Nonvested as of March 31, 2024	444,436	$40.39

The Company's stock-based compensation expense related to RSU's during the three months ended March 31, 2024 and 2023 (unaudited), which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Stock-based compensation expense	$1.4	$1.1

As of March 31, 2024, there was $12.6 million of unrecognized stock-based compensation expense related to RSU's that are expected to be recognized over a weighted average remaining period of approximately 2.3 years.

Performance Share Units (“PSU's”)

There were 251,462 nonvested PSU's outstanding at a weighted average grant-date fair value of $32.66 as of March 31, 2024 and December 31, 2023. There were no changes during the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company granted 126,921 PSU's ("2023 PSU's") to certain executives. The performance target for PSU's is based on the achievement of a certain level of operating income, excluding depreciation and amortization, as well as certain other discretionary adjustments by the Board, over a three-year performance period. The ultimate number of shares issued could change depending on the Company’s results over the performance period. The maximum amount of shares that could be issued for the 2023 PSU's and the PSU's granted in 2022 ("2022 PSU's") are 248,056 and 254,868, respectively. The Company is currently recognizing expense for the 2023 PSU's and 2022 PSU's based on a payout of 126,509 shares and 193,700 shares, respectively.

The Company's stock-based compensation expense related to PSU's during the three months ended March 31, 2024 and 2023 (unaudited), which was included in General and administrative expenses within the Condensed Consolidated Statements of Income, was as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Stock-based compensation expense	$0.9	$1.1

As of March 31, 2024, there was $4.2 million of unrecognized stock-based compensation expenses related to PSU's that are expected to be recognized over a weighted average remaining period of approximately 1.4 years. In addition, the Company could recognize additional future stock-based compensation expenses of $4.2 million and $1.9 million for the 2023 PSU's and 2022 PSU's, respectively, if the maximum performance target is achieved for each award.

11. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per common share is based upon the weighted daily average number of shares of common stock outstanding during the period plus all potentially dilutive stock-based awards, including RSU's and PSU's, using the treasury-stock method. Unvested PSU's are excluded from the computation of weighted average diluted common shares outstanding if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the period.

Basic and diluted net income per common share and a reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding during the three months ended March 31, 2024 and 2023 (unaudited) was as follows:

	Three Months Ended
(millions, except share and per share data)	March 31, 2024	March 31, 2023
Net income attributable to SP Plus Corporation	$7.6	$8.4
Basic weighted average common shares outstanding	19,803,578	19,701,426
Dilutive impact of share-based awards	189,391	165,874
Diluted weighted average common shares outstanding	19,992,969	19,867,300
Net income per common share
Basic	$0.38	$0.43
Diluted	$0.38	$0.42

There were no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per common share, other than those disclosed.

12. Comprehensive Loss

The components of other comprehensive (loss) income during the three months ended March 31, 2024 and 2023 (unaudited) were as follows:

	Three Months Ended March 31, 2024
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$(0.2)	$—	$(0.2)
Other comprehensive loss	$(0.2)	$—	$(0.2)

	Three Months Ended March 31, 2023
(millions)	Before Tax Amount	Income Tax	Net of Tax Amount
Translation adjustments	$0.2	$—	$0.2
Other comprehensive income	$0.2	$—	$0.2

The changes to accumulated other comprehensive loss by component during the three months ended March 31, 2024 (unaudited) were as follows:

(millions)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(1.3)	$(1.3)
Other comprehensive loss before reclassification	(0.2)	(0.2)
Balance as of March 31, 2024	$(1.5)	$(1.5)

The changes to accumulated other comprehensive loss by component during the three months ended March 31, 2023 (unaudited) were as follows:

(millions)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(1.8)	$(1.8)
Other comprehensive income before reclassification	0.2	0.2
Balance as of March 31, 2023	$(1.6)	$(1.6)

13. Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Company's CODM for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which discrete financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is the Company’s chief executive officer.

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as the primary measure of performance, but does not evaluate segments using discrete asset information. Therefore, assets are not presented at the segment level. There were no material inter-segment transactions during the three months ended March 31, 2024 and 2023, and the Company does not allocate other expense (income), interest expense (income) or income tax expense (benefit) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Revenue, operating income (loss), general and administrative expenses and depreciation and amortization by operating segment during the three months ended March 31, 2024 and 2023 (unaudited) were as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Services revenue
Commercial
Management type contracts	$89.5	$79.8
Lease type contracts	58.4	64.6
Total Commercial	147.9	144.4
Aviation
Management type contracts	70.0	68.3
Lease type contracts	4.2	3.6
Total Aviation	74.2	71.9
Reimbursed management type contract revenue	229.8	209.0
Total services revenue	$451.9	$425.3
Operating income (loss)
Commercial	$32.4	$31.2
Aviation	11.2	8.6
Other	(24.7)	(20.5)
Total operating income	$18.9	$19.3
General and administrative expenses
Commercial	$8.5	$8.2
Aviation	4.1	3.9
Other	22.2	18.5
Total general and administrative expenses	$34.8	$30.6
Depreciation and amortization
Commercial(1)	$3.9	$3.6
Aviation(2)	2.6	2.8
Other	2.5	2.0
Total depreciation and amortization	$9.0	$8.4
(1)
Included depreciation and amortization expenses related to cost of services activities of $2.2 million and $1.9 million during the three months ended March 31, 2024 and 2023, respectively.
(2)
Included depreciation and amortization expenses related to cost of service activities of $1.2 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of SP Plus Corporation’s (“we”, “us” or “our”) results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changes in circumstances, future events or for any other reason.

Overview

On October 4, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among us, Metropolis Technologies, Inc. and Schwinger Merger Sub Inc. (the "proposed Merger"). See Note 1. Significant Accounting Policies and Practices within the Notes to the Condensed Consolidated Financial Statements for further discussion.

During the three months ended March 31, 2024, we incurred $2.7 million in expenses related to the proposed Merger. We expect to incur additional expenses as a result of the proposed Merger.

Acquisitions

On July 25, 2023, we acquired certain assets of Roker Inc. ("Roker"), a United States based provider of fully-integrated parking solutions that simplify permit, violation and enforcement management for organizations and municipalities, for approximately $3.1 million. Roker’s operations are included in the Commercial segment.

See Note 2 Acquisitions within the notes to the Condensed Consolidated Financial Statements for further discussion.

The acquisition noted above enhances our position as a global provider of frictionless technology solutions that are not dependent on our legacy parking management operations.

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

•
Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and may receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for various ancillary services such as accounting support services, equipment leasing and consulting. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs.

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

As of March 31, 2024, in our Commercial segment, we operated approximately 88% of our locations under management type contracts and 12% under lease type contracts, while in our Aviation segment, we served 169 airports across North America and Europe.

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

General Business Trends

We believe that sophisticated clients recognize the potential for technology-driven mobility solutions, parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or service differentiator to their customers. By outsourcing these services, our clients are able to capture additional profit and improve customer experiences by leveraging the unique technology, operational skills and controls that an experienced services and technology solutions provider can offer. Our ability to consistently deliver a uniformly high level of service to our clients, including the use of various technology solutions and enhancements, allows us to maximize the profit and/or customer experience for our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 94% and 93% for the twelve-month periods ended March 31, 2024 and 2023, respectively, for our Commercial segment facilities.

Commercial Segment Facilities

The following table reflects our Commercial facilities (by contractual type) operated on the dates indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
Managed facilities	2,986	2,979	2,787
Leased facilities	396	405	414
Total Commercial segment facilities	3,382	3,384	3,201

Aviation Segment - Airports Served

The following table reflects the number of airports where at least one of our services was provided as of dates indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
North America	102	101	101
Europe	67	58	58
Total Airports	169	159	159

Revenue

We recognize services revenue from our contracts and certain fees for using our technology-driven mobility solutions as the related services are provided. Substantially all of our revenue comes from the following:

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

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is our chief executive officer ("CEO"). The CODM uses this separate discrete financial information by segment to allocate resources and assess performance, primarily based on operating income.

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

Analysis of Results of Operations

New business relates to contracts that started during the current period. Contract terminations relate to contracts that have expired or terminated early during the current period but where we were operating the business in the comparative period in the prior year. Conversions relate to contracts that were converted from lease type contracts to management type contracts after the prior year period.

Acquisition-related, restructuring and other costs include expenses related to the proposed Merger, compensation expenses related to organizational changes, acquisition-related expenses, including integration expenses related to our recent acquisitions, and other costs primarily related to workforce reductions.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consolidated results during the three months ended March 31, 2024 and 2023, respectively, included the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2024	March 31, 2023	Amount	%
Services revenue	$451.9	$425.3	$26.6	6.3%
Cost of services (exclusive of depreciation and amortization)	389.2	367.0	22.2	6.0%
General and administrative expenses	34.8	30.6	4.2	13.7%
Depreciation and amortization	9.0	8.4	0.6	7.1%
Operating income	18.9	19.3	(0.4)	(2.1)%
Interest expense	7.4	6.8	0.6	8.8%
Income tax expense	3.1	3.3	(0.2)	(6.1)%
Net income	8.5	9.3	(0.8)	(8.6)%

Services revenue increased $26.6 million, or 6.3%, attributable to the following:

•
Services revenue for management type contracts increased $11.4 million, or 7.7%, primarily due to new business, an increase in volume-based management type contracts and conversions, as well revenue from Roker of $0.1 million, partially offset by terminations.
•
Services revenue for lease type contracts decreased $5.6 million, or 8.2%, primarily due to conversions, terminations and lower cost concessions related to service concession arrangements of $2.7 million during the three months ended March 31, 2024 as compared to $2.9 million during the three months ended March 31, 2023, partially offset by new business and an increase in transient and monthly parking revenue during the three months ended March 31, 2024.
•
Reimbursed management type contract revenue was $229.8 million and $209.0 million during the three months ended March 31, 2024 and 2023, respectively. The increase in reimbursed management type contract revenue was primarily due to conversions and new business, partially offset by terminations.

Cost of services (exclusive of depreciation and amortization) increased $22.2 million, or 6.0%, attributable to the following:

•
Cost of services (exclusive of depreciation and amortization) for management type contracts increased $4.2 million, or 4.1%, primarily due to new business and higher operating costs related to our reverse management contracts, as well as acquisitions, partially offset by terminations.
•
Cost of services (exclusive of depreciation and amortization) for lease type contracts decreased $2.8 million, or 5.1%, primarily due to conversions and terminations, partially offset by lower cost concessions related to rent concessions of

$1.1 million during the three months ended March 31, 2024 as compared to $1.3 million during the three months ended March 31, 2023.
•
Reimbursed management type contract cost of services was $229.8 million and $209.0 million during the three months ended March 31, 2024 and 2023, respectively. The increase in reimbursed management type contract cost of services was primarily due to conversions and new business, partially offset by terminations.

General and administrative expenses increased $4.2 million, or 13.7%, primarily due to higher acquisition-related, restructuring and other costs of $3.0 million during the three months ended March 31, 2024 as compared to $1.3 million during the three months ended March 31, 2023, as well as our continued investments in business development, technology deployment and other growth initiatives.

Depreciation and amortization expenses increased $0.6 million, or 7.1%, primarily due to our continued investments in technology and growth initiatives, as well as amortization related to the acquired Roker intangible assets.

Our effective tax rate was 26.7% and 26.2% during the three months ended March 31, 2024 and 2023, respectively.

Net income decreased $0.8 million, or 8.6%, primarily due to higher interest expense as a result of higher variable interest rates and the factors noted above.

The following tables summarize our revenues (excluding reimbursed management type contract revenue), gross profit, general and administrative expenses, depreciation and amortization, and operating income (expense) by segment during the three months ended March 31, 2024 and 2023.

Commercial

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2024	March 31, 2023	Amount	%
Services revenue
Management type contracts	$89.5	$79.8	$9.7	12.2%
Lease type contracts	58.4	64.6	(6.2)	(9.6)%
Total services revenue	147.9	144.4	3.5	2.4%
Gross profit
Management type contracts	36.0	31.3	4.7	15.0%
Lease type contracts	8.8	11.7	(2.9)	(24.8)%
Depreciation and amortization	(2.2)	(1.9)	(0.3)	(15.8)%
Total gross profit	42.6	41.1	1.5	3.6%
General and administrative expenses	8.5	8.2	0.3	3.7%
Depreciation and amortization(1)	1.7	1.7	—	0.0%
Operating income	$32.4	$31.2	$1.2	3.8%
(1)
Primarily related to the amortization of other intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Management type contracts. Gross profit increased $4.7 million, or 15.0%, to $36.0 million during the three months ended March 31, 2024, compared to $31.3 million during the three months ended March 31, 2023. Gross profit increased primarily due to an increase in activity associated with volume-based management type contracts and new business, partially offset by terminations.

•
Lease type contracts. Gross profit decreased $2.9 million, or 24.8%, to $8.8 million during the three months ended March 31, 2024, compared to $11.7 million during the three months ended March 31, 2023. Gross profit decreased primarily due to terminations and lower cost concessions and service concession arrangements related to rent concessions of $1.1 million and $1.8 million, respectively, during the three months ended March 31, 2024 as compared to $1.3 million and $1.9 million, respectively, during the three months ended March 31, 2023, as well as lower sublease income and conversions, partially offset by increases in transient and monthly parking revenue during the three months ended March 31, 2024.

•
Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 15.8%, to $2.2 million during the three months ended March 31, 2024, compared to $1.9 million during the three months ended March 31, 2023.

General and administrative expenses increased $0.3 million, or 3.7%, to $8.5 million during the three months ended March 31, 2024, compared to $8.2 million during the three months ended March 31, 2023. The increase was primarily due to our continued investments in growth initiatives, partially offset by lower restructuring and other costs of $0.3 million during the three months ended March 31, 2024 as compared to $0.4 million during the three months ended March 31, 2023.

Operating income increased $1.2 million, or 3.8%, to $32.4 million during the three months ended March 31, 2024, compared to $31.2 million during the three months ended March 31, 2023, primarily due to the factors noted above.

Aviation

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2024	March 31, 2023	Amount	%
Services revenue
Management type contracts	$70.0	$68.3	$1.7	2.5%
Lease type contracts	4.2	3.6	0.6	16.7%
Total services revenue	74.2	71.9	2.3	3.2%
Gross profit
Management type contracts	16.5	14.0	2.5	17.9%
Lease type contracts	1.4	1.3	0.1	7.7%
Depreciation and amortization	(1.2)	(1.3)	0.1	7.7%
Total gross profit	16.7	14.0	2.7	19.3%
General and administrative expenses	4.1	3.9	0.2	5.1%
Depreciation and amortization(1)	1.4	1.5	(0.1)	(6.7)%
Operating income	$11.2	$8.6	$2.6	30.2%
(1)
Primarily related to the amortization of intangible assets and general and administrative depreciation and amortization.

Gross Profit

•
Management type contracts. Gross profit increased $2.5 million, or 17.9%, to $16.5 million during the three months ended March 31, 2024, compared to $14.0 million during the three months ended March 31, 2023. Gross profit increased primarily due to new business and an increase in activity associated with volume-based management type contracts, partially offset by terminations.

•
Lease type contracts. Gross profit increased $0.1 million, or 7.7%, to $1.4 million during the three months ended March 31, 2024, compared to $1.3 million during the three months ended March 31, 2023. Gross profit increased slightly due to an increase in transient revenue during the three months ended March 31, 2024, partially offset by lower cost concessions related to service concession arrangements of $0.9 million during the three months ended March 31, 2024 as compared to $1.0 million during the three months ended March 31, 2023, as well as terminations.

•
Depreciation and amortization. Depreciation and amortization expenses decreased by $0.1, or 7.7%, to $1.2 million during the three months ended March 31, 2024, compared to $1.3 million during the three months ended March 31, 2023.

General and administrative expenses increased $0.2 million, or 5.1%, to $4.1 million during the three months ended March 31, 2024, compared to $3.9 million during the three months ended March 31, 2023 primarily due to our continued investments in growth initiatives, partially offset by lower restructuring and other costs of $0.1 million during the three months ended March 31, 2024 as compared to $0.2 million during the three months ended March 31, 2023.

Operating income increased $2.6 million, or 30.2%, to $11.2 million during the three months ended March 31, 2024, compared to $8.6 million during the three months ended March 31, 2023, primarily due to the factors noted above.

Other

Operating expenses within the Other segment increased $4.2 million, or 20.5%, to $24.7 million during the three months ended March 31, 2024, compared to $20.5 million during the three months ended March 31, 2023, primarily due to higher acquisition-related, restructuring and other costs of $2.6 million during the three months ended March 31, 2024 as compared to $0.7 million during the three months ended March 31, 2023, as well as our continued investments in business development, technology deployment and other growth initiatives.

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

As of March 31, 2024, we had $17.8 million of cash and cash equivalents and $232.1 million of borrowing availability under our Senior Credit Facility (as defined in Note 8. Borrowing Arrangements within the notes to the Condensed Consolidated Financial Statements). We believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.

We continue to monitor the impact of the recent regional bank failures. Currently, we do not believe that our banking partners are exposed to any significant credit risk, and continue to believe that we have sufficient assets and liquidity to adequately cover future obligations as they come due.

Outstanding Indebtedness

On March 31, 2024, we had total indebtedness of approximately $350.4 million, a decrease of $1.7 million from December 31, 2023. The $350.4 million in total indebtedness as of March 31, 2024 included:

•
$322.3 million under our Senior Credit Facility; and
•
$28.1 million of other debt, primarily related to finance lease obligations.

As of March 31, 2024, we were in compliance with our debt covenants under the Amended Credit Agreement (as defined in Note 8. Borrowing Arrangements within the Notes to the Condensed Consolidated Financial Statements).

As of March 31, 2024, we had $35.7 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $324.6 million.

The weighted average interest rate on our Senior Credit Facility was 6.7% and 6.3% during the three months ended March 31, 2024 and 2023, respectively. That rate included the letters of credit for both years. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 7.2% and 6.7% during the three months ended March 31, 2024 and 2023, respectively.

Stock Repurchases

In February 2023, our Board of Directors (our "Board") authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate.

In May 2022, our Board authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $60.0 million in aggregate. As of March 31, 2024, $0.2 million remained available for repurchase under this program.

As a condition of the Merger Agreement, beginning on October 4, 2023, we are restricted from repurchasing our common stock.

Stock repurchase activity under the May 2022 stock repurchase program during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
(millions, except for share and per share data)	March 31, 2024	March 31, 2023
Total number of shares repurchased	—	285,700
Average price paid per share	$—	$36.53
Total value of common stock repurchased	$—	$10.4

The remaining authorized repurchase amount under the May 2022 and February 2023 stock repurchase programs as of March 31, 2024 was as follows:

(millions)	March 31, 2024
Total authorized repurchase amount	$120.0
Total value of shares repurchased	59.8
Total remaining authorized repurchase amount	$60.2

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

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. Our cash flows during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(millions)	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$14.6	$7.7
Net cash used in investing activities	(5.6)	(8.8)
Net cash (used in) provided by financing activities	(10.2)	18.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Net (decrease) increase in cash and cash equivalents	$(1.3)	$17.4

Operating Activities

Net cash provided by operating activities was $14.6 million during the three months ended March 31, 2024, an increase of $6.9 million from $7.7 million during the three months ended March 31, 2023. The increase in net cash provided by operating activities primarily resulted from the payment of certain incentive compensation during the year ended December 31, 2023 which usually would have been paid during the three months ended March 31, 2024, per the terms of the Merger Agreement.

Investing Activities

Net cash used in investing activities was $5.6 million during the three months ended March 31, 2024, a decrease of $3.2 million from $8.8 million during the three months ended March 31, 2023. The decrease in net cash used in investing activities primarily resulted from lower payments related to a noncontrolling interest buyout of $0.1 million during the three months ended March 31, 2024 as compared to $2.1 million during the three months ended March 31, 2023. In addition, cash used to purchase property and equipment, primarily related to our investments in internal-use software, was $5.6 million during the three months ended March 31, 2024 as compared to $6.7 million during the three months ended March 31, 2023.

Financing Activities

Net cash used in financing activities was $10.2 million during the three months ended March 31, 2024 as compared to net cash provided by financing activities of $18.7 million during the three months ended March 31, 2023. The net cash used in financing activities during the three months ended March 31, 2024 was primarily due to the repayment of $4.8 million of debt related to the Senior Credit Facility, the payment of $2.8 million of contingent consideration related to a previous acquisition and payments of other long-term borrowings of $1.9 million. The net cash provided by financing activities during the three months ended March 31, 2023 was primarily due to borrowings on the Senior Credit Facility of $33.9 million, partially offset by common stock repurchases of $11.1 million and payments of other long-term borrowings of $1.9 million.

Cash and Cash Equivalents

We had Cash and cash equivalents of $17.8 million and $19.1 million as of March 31, 2024 and December 31, 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO, Chief Financial Officer ("CFO") and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-Q.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and Corporate Controller, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Based on the Evaluation, our CEO, CFO and Corporate Controller concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the discussion of risk factors and the other information described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in subsequent filings by us with the SEC. New risks could emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SP Plus Corporation date May 11, 2023	8-K	3.1	May 16, 2023

3.2	Amendment to Fourth Amended and Restated Bylaws of the Company dated May 11, 2023	8-K	3.2	May 16, 2023

31.1*	Section 302 Certification dated May 2, 2024 for G Marc Baumann, Chairman and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 2, 2024 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 2, 2024 for Gary T. Roberts, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2024.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Date File (embedded within Inline XBRL Document).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: May 2, 2024	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2024	By:	/s/ GARY T. ROBERTS
Gary T. Roberts
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)